Form 10-K
period 1993-12-31
ILLINOIS CENTRAL CORP
filed 1994-03-17
CIK 859119

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549

                 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1993

     Commission file number 1-10720

        Illinois Central Corporation
(Exact name of registrant as specified in its charter)

         Delaware                    13-3545405
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification
                                     No.)

455 North Cityfront Plaza Drive,
Chicago, Illinois    60611-5504
(Address of principal executive offices)

Registrant's telephone number, including area code:
            (312) 755-7500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
 THE ACT:
                   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
 THE ACT:
    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes ..X.. No ....

     Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1994, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,449 million.
For purposes of the foregoing statement only, directors and executive officers of the registrant have been assumed to be affiliates.

     As of March 1, 1994, there were 42,615,839 shares of the registrant's common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1994
Annual Meeting of Stockholders.

         ILLINOIS CENTRAL CORPORATION
             AND SUBSIDIARIES
               FORM 10-K

       Year Ended December 31, 1993

                 INDEX

PART I                                    10-K Page

  Item 1.   Business . . . . . . . . . . . . . .  3
  Item 2.   Properties . . . . . . . . . . . . . 12
  Item 3.   Legal Proceedings  . . . . . . . . . 14
  Item 4.   Submission of Matters to a Vote of
              Security Holders . . . . . . . . . 17
  Item 4A.  Executive Officers of The Registrant 17

PART II

  Item 5.   Market for the Registrant's Common
              Equity and Related Stockholder
              Matters  . . . . . . . . . . . . . 19
  Item 6.   Selected Financial Data. . . . . . . 19
  Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . 23
  Item 8.   Financial Statements and Supplementary
              Data . . . . . . . . . . . . . . . 27
  Item 9.   Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure . . . . . . . 27

PART III

  Item 10.  Directors and Executive Officers of
              the Registrant . . . . . . . . . . 28
  Item 11.  Executive Compensation . . . . . . . 28
  Item 12.  Security Ownership of Certain
              Beneficial Owners and Management . 28
  Item 13.  Certain Relationships and Related
              Transactions . . . . . . . . . . . 28

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K. . . . . . 28

SIGNATURES . . . . . . . . . . . . . . . . . . . 29

                     PART I

Item 1.  Business

BACKGROUND

      Illinois Central Corporation (the "Company") was incorporated under the laws of Delaware on January 27, 1989. The Company, through its wholly-owned subsidiary, Illinois Central Railroad Company
(the "Railroad"), traces its origin to 1851, when the Railroad was incorporated as the nation's first land grant railroad. Today, the Railroad operates
2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily carrying chemicals, coal and paper north, with coal, grain and milled grain products moving south along its lines. The
Railroad has been significantly downsized and restructured from its peak of nearly 10,000 miles of track operated in 13 states, rebuilding its main line and converting to a single-track main line with a centralized traffic control system and divesting major east-west segments. In addition to the Railroad, the Company's other direct subsidiary conducts railroad related financing operations.

      In 1989, the Company was acquired by The
Prospect Group, Inc. ("Prospect") by means of a public tender offer that resulted in the Company becoming highly leveraged. Prospect distributed the stock of the Company to Prospect's stockholders in 1990, and the Company again became publicly owned. Improved operating performance, combined with sales of non-operating assets and proceeds from equity and lower-cost debt financings since
1990 have resulted in a substantial reduction in the Company's leverage. Between December 31, 1989 and December 31, 1993, the Company reduced its debt to capitalization ratio from 89% to approximately
50%.

      The principal executive office of the Company is located at 455 North Cityfront Plaza Drive,
Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

GENERAL

      The Company is in the midst of a four year plan designed to increase its revenues and lower its operating ratio and interest costs. The plan is in sharp contrast to the Company's primary focus for the four years ended December 31, 1992 of significantly reducing costs and improving service offerings.

      With 1992 as its base, the plan will focus on capitalizing on the Company's leading operating ratio among Class I railroads (operating expenses divided by operating revenues) which was 68.2% at December 31, 1993. The components of the plan are:

   - increase annual revenues by $100 million by the end of 1996
   - reduce the operating ratio by one percentage point per year for a total of four (4) points below the 1992 base
   -  reduce annual interest expense by $10 million

      To accomplish this plan, revenues must grow at a compounded rate of 4.3% per year while operating expenses must not exceed a compounded annual growth rate of 2.5% per year.

      Management has identified the sources of planned revenue growth as economic expansion, new and expanded plants on line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases. Market share growth is volume gained from competition, (i.e., other railroads, trucklines and barges) facilitated by being a low cost producer. See "Item 7. Management's
Discussion and Analysis of Financial Condition and
Results of Operations" for a discussion of the progress made in 1993.

      To foster achievement of these goals, the Railroad reorganized its marketing and sales effort
(see below), restructured its safety and claims group into a Risk Management Group and streamlined the operating organization. The latter effectively created teams of engineering, maintenance and transportation experts who share the common goal of moving trains safely and efficiently. As a result of these changes, decision-making authority and accountability are now at lower and more localized levels, in line with the Company's systematic efforts to examine and refine all aspects of its service offering to customers.

COMMODITIES AND CUSTOMERS

      The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities.
In 1993, two customers accounted for approximately
7% and 6%, respectively, of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

      In order to address more effectively the diversity of the Company's customer base and move toward attainment of the four year growth plan, the Railroad's marketing department was re-organized in 1993 along major commodity groups. The new business units are chemicals and bulk, grain and grain mill, forest products, coal and coke and metals, and intermodal. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, to attract customers who previously used trucks or barges for their service needs, and to establish business relationships with new shippers.
These new units work with current and prospective customers to develop customized shipping solutions.
Management believes that this commitment to improved customer service has enhanced relations with shippers.

      The formation of the Intermodal Business Unit underscores the Company's commitment to intermodal through long-term relationships with major participants in this strategic market. By forming a separate business unit, the Railroad has fully integrated its intermodal hub operation with sales and marketing for unmatched control of this highly specialized, customer-oriented service.

      In 1993, the Railroad invested in 800 new trailers and upgraded facilities to position itself for intermodal growth, dedicated its newest, state-of-the-art terminal, just south of Chicago at the intersections of major expressways, and initiated a major expansion at the Memphis facility with completion anticipated for the first quarter of 1994.

      To enhance service within its corridor, the Railroad entered into several joint operating agreements in 1992 and 1993 with trucklines and other intermodal carriers. Management anticipates that these relationships will provide better service to customers and seamless transportation of goods for shippers and customers.

      In 1993, approximately 75% of the Railroad's freight traffic originated on its own lines, of which approximately 29% was forwarded to other carriers. Approximately 20% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 5% represented bridge or through traffic.

      The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:


           CONTRIBUTIONS TO TOTAL FREIGHT REVENUES BY COMMODITY GROUP
 COMMODITY
 GROUP                                  1993    1992     1991     1990     1989
                                        ----    ----     ----     ----     ----
Chemicals..........................     25.0%   24.3%    24.5%    25.3%    24.3%
Coal...............................     12.8    15.3     15.0     15.3     16.0
Grain..............................     14.0    12.2     11.7     10.7     12.6

Paper..............................     12.4    12.1     11.2     10.7      9.9
Grain mill & food products ........      9.8     8.8      8.7      9.5      8.7
Intermodal.........................      5.4     5.4      5.2      5.0      4.6
All other .........................     20.6    21.9     23.7     23.5     23.9
                                       ------  ------   ------   ------   ------
Total .............................    100.0%  100.0%   100.0%   100.0%   100.0%
                                       ======  ======   ======   ======   ======

CONTRIBUTION TO REVENUE TON MILES BY COMMODITY GROUP(1)

 COMMODITY GROUP                  1993    1992     1991
Chemicals......................   15.9%   15.1%    16.0%
Coal...........................   15.1    18.2     17.0
Grain..........................   27.9    27.3     27.7
Paper..........................    9.6     9.0      8.4
Grain mill & food products ....    9.9     9.0      8.3
Intermodal.....................    3.7     3.1      2.9
All other .....................   17.9    18.3     19.7
                                 ------  ------   ------
Total..........................  100.0%  100.0%   100.0%
                                 ======  ======   ======
- -------------------

      (1) A new car tracking system installed in late 1990 affects the comparability of 1993's, 1992's and 1991's ton mile data with that of the prior years, thus prior years are not presented.

      Some of the elements contained in these commodity groupings are as follows:

CHEMICALS ...................       A wide variety of chemicals
                                    and related products such
                                    as chlorine, caustic soda,
                                    potash, soda ash, vinyl
                                    chloride monomer, carbon
                                    dioxide, synthetic resins,
                                    alcohols, glycols, styrene
                                    monomer, plastics, sulfuric
                                    acid, muriatic acid,
                                    anhydrous ammonia,
                                    phosphates, mixed
                                    fertilizer compounds and
                                    carbon blacks.

COAL.........................       Bituminous and
                                    metallurgical coal.

GRAIN .......................       Corn, wheat, soybeans,
                                    sorghum, barley and oats.

PAPER........................       Pulpboard, fiberboard,
                                    woodpulp, printing paper,
                                    newsprint and scrap or
                                    waste paper.

GRAIN MILL & FOOD PRODUCTS ..       Products obtained by
                                    processing grain and other
                                    farm products such as feed,
                                    soybean meal, corn syrup,
                                    flour and middlings, animal
                                    packinghouse by-products
                                    (tallow), canned food, corn
                                    oil, soybean oil, vegetable
                                    oils, malt liquors, sugar
                                    and molasses.

INTERMODAL...................       A wide variety of products
                                    shipped either in
                                    containers or trailers on
                                    specially designed cars.

OTHER........................       Pulpwood and chips, lumber
                                    and other wood products;
                                    sand, gravel and stone,
                                    coke and petroleum
                                    products, metallic ores and
                                    other bulk commodities;
                                    primary and scrap metals,
                                    machinery and metal
                                    products, appliances,
                                    automobiles and parts,
                                    transportation equipment
                                    and farm machinery; glass
                                    and clay products, ordnance
                                    and explosives, rubber and
                                    plastic products, and
                                    general commodities.


OPERATING STATISTICS

      Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                                             1993     1992     1991     1990     1989
                                             ----     ----     ----     ----     ----
Carloads (in thousands).........              848      852      866      853      893
Freight train miles
  (in thousands)(2).............            5,659    5,149    5,445    5,496    5,974
Revenue ton miles of freight
  traffic (in millions)(1) (3)..           20,334   18,734   19,357      NM       NM
Revenue tons per carload........             79.1     76.6     79.0     77.7     79.8
Average length of haul
  (in miles)....................              293      284      286      270      246
Gross freight revenue per
  ton mile(1) (4)...............          $  .027   $ .029   $ .028      NM       NM
Net freight ton miles per average
  route mile (in millions)(1)...              7.5      6.8      7.0      NM       NM
Gallons per ton mile(5).........           .00251   .00269   .00276   .00292   .00329
Active locomotives..............              322      331      361      375      439
Track resurfacing (miles).......            1,293    1,465      940      618      200
Percent resurfaced..............             29.8%    32.0%    19.6%    12.7%     3.9%
Ties laid in replacement
  (including switch ties).......          323,764  296,536  255,283  240,968   55,346
Slow order miles................           152.32   135.42   194.62   149.74   308.19

- ----------------------

  (1) Ton mile data for years subsequent to December 31, 1990, are not comparable with prior years because of the installation of a new car tracking system in late 1990. As a result, this information is not meaningful (NM) for 1990 and 1989.
  (2) Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  (3) Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  (4) Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
  (5) Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

      The following tables summarize operating expense-to-revenue ratios of the Company for each of the past four years, excluding the effect of the $8.9 million pretax special charge in 1992. The ratios for 1989 are not comparable to subsequent years because of the March 17, 1989, change in control and are not presented. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on functional groupings.


                                                   1993      1992       1991      1990

Operating ratio(1)...............                  68.2%     70.7%      73.5%     75.4%
Labor and fringe benefits ratio..                  33.7      35.0       35.8      37.3
Leases and car hire ratio........                  12.4      12.9       14.0      14.8
Diesel fuel ratio................                   5.4       5.5        6.0       5.9
Materials and supplies ratio.....                   6.5       6.0        5.7       4.8
Depreciation and amortization
 ratio...........................                   4.1       4.0        3.8       4.0
Other ratio......................                   6.1       7.3        8.2       8.6

                                                   1993      1992       1991      1990

Operating ratio(1)...............                  68.2%     70.7%      73.5%     75.4%
Transportation ratio(2)..........                  29.6      31.6       34.8      35.3
Maintenance of way ratio(3)......                   7.2       7.0        6.4       7.1
Maintenance of equipment ratio(4)                  20.7      22.5       23.9      23.7

- ---------------------------

  (1)       Operating ratio means the ratio of
            operating expenses before special charge over operating revenues.
  (2)       Transportation ratio means the ratio of
            transportation expenses (such as expenses of operating, servicing, inspecting, weighing, assembling and switching trains) over operating revenues.
  (3) Maintenance of way ratio means the ratio of maintenance of way expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring right-of-way and trackage structures, buildings and facilities) over operating revenues.
  (4) Maintenance of equipment ratio means the ratio of maintenance of equipment expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring transportation and other operating equipment) over operating revenues.

EMPLOYEES; LABOR RELATIONS

      Railroad industry personnel are covered by the Railroad Retirement System instead of Social
Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries, and may rise further because of the increasing proportion of retired employees receiving benefits relative to the shrinking number of working employees.

      Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act. Railroad industry personnel are also covered by the Federal Employer's
Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.


      The Railroad is a party to several national collective bargaining agreements which establish the wages and benefits of its union workers -- 90% of all Railroad employees. These agreements are subject to renegotiation beginning November 1, 1994, however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached. Despite being part of a national bargaining group, the Railroad has expressed a desire to negotiate separate distinct agreements with each of its unions on a local basis. Management has been exploring that position and has held several discussions with representatives from most of its unions. It is too early to determine if separate agreements will be reached. Thus, the Railroad has not taken steps to withdraw formally from the national bargaining group. The following table shows the average annual employment levels of the Railroad:

                   1993   1992   1991   1990   1989
Total employees.. 3,306  3,421  3,611  3,688  3,942

      A significant portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the United Transportation
Union, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated. In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. No further dramatic reductions in the current crew size of approximately 2.75 at December 31, 1993 is anticipated.

      Management believes that additional jobs in all areas may be eliminated over the next several years primarily through attrition and retirements though additional severances are possible.



REGULATORY MATTERS; FREIGHT RATES; ENVIRONMENTAL
Considerations

      The Railroad is subject to significant
governmental regulation by the ICC and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

      The jurisdiction of the ICC encompasses, among other things, rates charged for certain transportation services, issuance of securities, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services.

      The Federal Railroad Administration, the
Occupational Safety and Health Administration and certain state transportation agencies have jurisdiction over railroad safety matters. These agencies prescribe and enforce regulations concerning car and locomotive safety equipment, track safety standards, employee work conditions and other operating practices.

      The amount of coal transported by the
Railroad is expected to decline somewhat as the Clean Air Act is fully implemented. Much of the coal from mines currently served by the Railroad will not meet the environmental standards of the Clean Air Act without blending or installation of air scrubbers. On the other hand, the Railroad expects to participate in additional movements of Western coal. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of the Company.

      The Company is and will continue to be
subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. As discussed in Item 3.
"Legal Proceedings," several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental degradation.
Additional expenditures by the Railroad may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address other sites which may be discovered.

      Environmental regulations and remediation processes are subject to future change and cannot be determined at this time. Based on present information, in the opinion of management, the Company has adequate reserves for the costs of environmental investigation and remediation.
However, there can be no assurance that
environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

COMPETITION

      The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and, to a lesser degree, from other railroads. Competition with other railroads and other modes of transportation is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 500 miles. While deregulation of freight rates under the Staggers
Act has greatly increased the ability of railroads to compete with each other and alternate forms of transportation, changes in governmental regulations
(particularly changes to the Staggers Act) could significantly affect the Company's competitive position.

      To a greater degree than other rail carriers the Railroad is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, sometimes represents a lower cost mode of transportation. As a result, the Railroad's revenue per ton-mile has generally been lower than industry averages for these commodities. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts. These interruptions cause widely fluctuating rates. The Railroad's ability to maintain its market share of the available freight has traditionally been affected by its response to the navigational conditions on the river.

      Most of the Railroad's operations are
conducted between points served by one or more competing carriers. The consolidation in recent years of major midwestern and eastern rail systems has resulted in strong competition in the service territory of the Railroad.

LIENS ON PROPERTIES

      Most of the locomotives and rail cars owned by the Company's financing/leasing subsidiaries are subject to liens. See Note 8 of Notes to Consolidated Financial Statements.

LIABILITY INSURANCE

      The Company is self-insured for the first $5
million of each loss. The Company carries $295 million of liability insurance per occurrence, subject to an annual cap of $370 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

ITEM 2.  PROPERTIES
- -------------------

PHYSICAL PLANT AND EQUIPMENT

      System.  As of December 31, 1993, the
Railroad's total system consisted of approximately
4,700 miles of track comprised of 2,700 miles of main line, 300 miles of secondary main line and 1,700 miles of passing, yard and switching track.
The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

      Track Structures. During the five years ended December 31, 1993, the Railroad has spent
$305.3 million on track structure to maintain its rail lines, as follows ($ in millions):

                Capital
             Expenditures Maintenance   Total

1993 .........  $ 50.3      $ 25.1     $ 75.4
1992 .........    46.4        23.0       69.4
1991 .........    36.3        20.7       57.0
1990 .........    34.6        20.0       54.6
1989 .........    19.1        29.8       48.9
                ------      ------     ------

Total.........  $186.7      $118.6     $305.3
                ======      ======     ======

      These expenditures concentrated primarily on track roadway and bridge rehabilitation in 1993 and 1992. Approximately 1,300 miles and 1,400 miles of road were resurfaced in 1993 and 1992, respectively. Over the last two years, a total of $8.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis.
Expenditures in 1991 and 1990 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with centralized traffic control. Most reclaimed material has now been used and future expenditures will reflect the purchase of new materials. The reduced number of miles of track and the general good condition of the track structure should result in future expenditures approximately equal to the average of 1993 and 1992.

      Fleet. The Railroad's fleet has undergone significant rationalization and upgrading from its peak in 1985 of 862 locomotives and 28,616 freight cars. Over the last two years older, less efficient locomotives were replaced with newer larger horsepower and more efficient equipment. In
1993, the Company implemented a program to increase ownership of freight cars and locomotives and become less dependent on the leasing market as a source of equipment.

      Over the last three years the Company, through wholly-owned financing/leasing subsidiaries, has acquired a total of sixty-one (61) 15 to 16 year-old SD-40-2 locomotives and 1,522 freight cars.
The 61 locomotives are leased to the Railroad for seven and one-half years. Approximately 650 of the cars acquired are leased to the Railroad as well.
The remaining cars are leased to other non-affiliated railroads. When those leases expire, the Railroad has first right of refusal to lease the equipment. As these cars are leased to the Railroad other leased equipment will be returned to the independent, third-party lessors or short-term car hire agreements will be terminated. In 1993, the Railroad acquired 4 SD-40-2 locomotives and also upgraded its highway trailer fleet with 800 newly built trailers which replaced 880 older leased trailers.


The following is the overall fleet at December 31:

Total Units:     1993   1992   1991   1990   1989
                 ----   ----   ----   ----   ----
Locomotives(1)    468    449    470    471    516
Freight cars.. 16,634 15,877 16,381 16,526 17,141
Work equipment.   745    902    881    934  1,000
Highway trailers .898    203    124     67     70
             (2)

- -----------------------

(1) Approximately 100 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. In 1993 and 1992, the Railroad sold 23 and 66 surplus locomotives, respectively. The active fleet is 322 as of December 31, 1993.

(2) Excludes trailers being accumulated for return to lessors.

The components of the fleet by subsidiary and in total for 1993 and in total for 1992 are shown below:


                                                        Railroad
                            Leasing       ------------------------------
                         Subsidiaries                Long-Term                  1993      1992
Description(1)               Total        Owned(2)    Lease(3)    Total      Total     Total
- --------------           ------------     --------   ----------   ------      -----     -----

Locomotives:
  Multipurpose                   61            223          84        307        368       352
  Switching                       -             18          82        100        100        97
                              -----          -----       -----      -----      -----     -----
                 Total           61            241         166        407        468       449
                              =====          =====       =====      =====      =====     =====

Freight Cars:
  Box (general service)         665            199         357        556      1,221       703
  Box (special purpose)         857          1,928         725      2,653      3,510     2,345
  Gondola                         -            945         149      1,094      1,094     1,046
  Hopper (open top)               -          1,611       3,344      4,955      4,955     5,397
  Hopper (covered)                -          2,418       1,359      3,777      3,777     3,574
  Flat                            -            304         547        851        851       883
  Other                           -            998         228      1,226      1,226     1,929
                              -----          -----       -----     ------     ------    ------
                 Total        1,522          8,403       6,709     15,112     16,634    15,877
                              =====          =====       =====     ======     ======    ======

  Work equipment                               704          41        745        745       902
                                             =====       =====     ======     ======    ======
  Highway trailers(4)                            -         898        898        898       203
                                             =====       =====     ======     ======    ======

(1) In addition, approximately 2,735 freight cars and 696 highway trailers were being used by the Railroad under short-term car hire agreements.

(2)  May be subject to Conditional Sales Agreements.

(3)  Excludes equipment listed under Leasing Subsidiaries.

(4) Excludes trailers being accumulated for return to lessor.

Item 3.  Legal Proceedings
- --------------------------

      State of Alabama, et al. v. Alabama Wood
      Treating Corporation, Inc., et al., S.D. Ala.
      No. 85-0642-C

      The State of Alabama and Alabama State Docks
      ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include the
      Railroad, which owned the land until 1976, Alabama Wood Treating Corporation, Inc., and
      Reilly Industries, Inc. ("RII"), which leased the land from the Railroad and conducted creosote operations on the site. In December
      1976, the Railroad sold the premises to ASD.
      The complaint sought payment for the clean-up cost together with punitive and other damages.

      In 1986, ASD, RII and the Railroad agreed to form a joint technical committee to clean the site sharing equally the cost of clean-up, and in October 1986, the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.6 million and has been authorized to expend up to a total of $6.9 million. The Railroad has contributed $2.2 million and has agreed to increase its contribution to a total of $2.3 million.
      Further clean-up activities are anticipated.

      Under the agreement, if any party disagrees with the amount determined by the joint technical committee to be expended or otherwise disagrees with any aspect of the clean-up, such party may decline further participation and recommence legal proceedings. However, amounts already contributed by any party will be credited against that party's eventual liability and may not be recovered from any other party.

      Iselin Yard, Jackson, Tennessee

      In 1991, the Iselin Rail Yard in Jackson,
      Tennessee was placed on the Tennessee
      Superfund list.  In May 1993, the United
      States Environmental Protection Agency ("EPA") proposed to add a number of sites, including
      Iselin Rail Yard to the National Priorities
      List. The Railroad operated a rail yard and locomotive repair facility at the site. The shop facility was sold in 1986 and the rail yard was sold in 1988. Trichloroethylene
      ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the Iselin shop.
      In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. No order has been issued by any regulatory agency but the State of Tennessee is monitoring work at the site. The
      Railroad expects to cooperate with the
      agencies and other Potentially Responsible
      Parties to conduct any necessary studies and clean-up activities. The Railroad has commenced a remedial investigation and feasibility study of the site.

     McComb, Mississippi

      Elevated levels of lead and other soil
      contamination has been discovered at the Railroad's facility in McComb, Mississippi.
      The site was used for many years for
      sandblasting lead-based paint off freight cars. The Railroad has commenced a formal site investigation under the supervision of the Mississippi Department of Environmental
      Quality. The Remedial Investigation has disclosed the presence of lead in the soil and further testing of the surface and subsurface soil and groundwater is underway to assess the scope of the contamination. No order has been issued by any regulatory agency. The Railroad expects to cooperate with the State of Mississippi to conduct any necessary studies and clean-up activities.

      Waste Oil Generation

      The Railroad was notified in September 1992 that it had been identified as a Potentially
      Responsible Party at a federal superfund site in West Memphis, Arkansas. The Railroad is alleged to have generated waste oil which was collected by a waste oil refiner who in turn disposed of sludge at the West Memphis landfill. In December 1992, the successor to the refiner initiated legal proceedings to preserve testimony in anticipation of a future contribution action against multiple
      Potentially Responsible Parties including the
      Railroad. Similar actions have been taken by the EPA or third parties with respect to waste oil allegedly generated by the Railroad and disposed of in landfills at Livingston, LA, Griffith, IN and Nashville, TN.

      Based on information currently available, the Railroad believes it has substantial defenses to liability for any contamination at these sites, and that any contribution to the contamination by the Railroad was de minimis.

Item 4.  Submission of Matters to a Vote of
          Security Holders
         ----------------------------------

      No matters were submitted to a vote of
security holders during the Company's fourth quarter.


Item 4A.  Executive Officers of the Registrant
- ----------------------------------------------

     The executive officers of the Company are identified in the table below. Each executive officer of the Company currently holds an identical position with the Railroad. Executive officers of the Company and the Railroad serve at the pleasure of the respective Boards of Directors.

  Name                Age         Position(s)
  ----                ---         -----------

Gilbert H. Lamphere   41    Chairman of the Board
                              of Directors
E. Hunter Harrison    49    President and Chief
                              Executive Officer,
                                Director
Gerald F. Mohan       53    Senior Vice President -
                              Marketing
John D. McPherson     47    Vice President -
                              Operations
James M. Harrell      41    Vice President - Human
                              Resources
David C. Kelly        49    Vice President -
                              Maintenance
Ronald A. Lane        43    Vice President and
                              General Counsel and
                                 Secretary
Dale W. Phillips      39    Vice President and
                              Chief Financial
                                 Officer
John V. Mulvaney      43    Controller


      BIOGRAPHICAL INFORMATION

      The following sets forth the periods during which the executive officers of the Company and the Railroad have served as such and a brief account of the business experience of such persons during the past five years.

      Mr. Lamphere was elected Chairman of the Board of Directors of the Company and the Railroad in February 1993. He has been a director of the Company and the Railroad since 1989 and Chairman of the Executive Committee of the Board since July
1990.  Mr. Lamphere has been Co-Chairman and Chief
Executive Officer of The Noel Group, Inc. ("Noel"), a diversified operating company since 1991, and a director of Noel since March 1990. Mr. Lamphere also is the Chairman, Chief Executive Officer and a director of Prospect, for which he has served in various capacities since becoming a director in 1983.

      Mr. Harrison was appointed President, Chief
Executive Officer and a Director of the Company and the Railroad in February 1993. He joined the Company and the Railroad as Vice President and Chief Transportation Officer in 1989. In November
1991 he was appointed Senior Vice President -
Transportation and was named Senior Vice President
- - Operations in July 1992.  He was employed by
Burlington Northern Railway in various vice presidential positions from 1985 to 1989.

      Mr. Mohan was appointed Senior Vice President
- - Marketing of the Railroad in 1986. In April 1993 he was elected a Director of the Railroad. He was appointed to his present position with the Company in December 1989.

      Mr. McPherson joined the Company and the Railroad in his current position in July 1993.
Prior to joining the Company and the Railroad, he held various positions with the Atchison, Topeka and Santa Fe Railway Company from 1966 to 1993, most recently as Assistant Vice President - Safety.

      Mr. Harrell joined the Company and the
Railroad in his current position in 1992. He served as Director of Labor Relations for The
Atchison, Topeka and Santa Fe Railway Company from
1989 to 1992. From 1974 to 1989 he held various positions with The Atchison, Topeka and Santa Fe
Railway Company.

      Mr. Kelly joined the Company and the Railroad as Vice President and Chief Engineer in 1989. In
January 1994, he was appointed Vice President -
Maintenance.  He served as Assistant Chief Engineer
- - Systems of CSX Transportation from 1987 to 1989.

      Mr. Lane joined the Company and the Railroad as Vice President and General Counsel and Secretary in 1990. In April 1993 he was elected a Director of the Railroad. He was previously employed by The
Atchison, Topeka and Santa Fe Railway Company and
Santa Fe Pacific Corporation serving as Assistant
Vice President - Personnel and Labor Relations,
1987 to 1990.

      Mr. Phillips has been employed by the
Railroad since February 1988, serving as Director of Taxes & Property Accounting from February to
October 1988, as Assistant Controller from October
1988 to April 1989, and Controller from April 1989 to April 1990. He was appointed to his present position in the Company and the Railroad in April
1990. In April 1993 he was elected a Director of the Railroad. Mr. Phillips also serves as a director of Rail Association Insurance, Ltd.

      Mr. Mulvaney joined the Company and the
Railroad as Controller in June 1990. He was previously employed by Navistar International
Transportation Corp., serving as Director of Accounting, 1987 to 1990.

      No family relationship exists among the
officers of the Company or the Railroad.

              PART II
              -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
 AND RELATED STOCKHOLDER MATTERS
- --------------------------------------------------

      The following table sets forth, for the
periods indicated, (i) the high and low sale prices of the Common Stock as reported on the New York
Stock Exchange Composite Tape, adjusted for the
February 1992 3-for-2 stock split, and (ii) the per share amount of dividends paid.

                    STOCK PRICE           DIVIDENDS
                  HIGH        LOW         PER SHARE

1992
First Quarter..  $25.500    $21.083        $   -
Second Quarter.   24.875     20.250          .10
Third Quarter..   22.375     16.500          .10
Fourth Quarter.   25.625     18.250          .15

1993
First Quarter..  $27.250    $23.625        $ .15
Second Quarter.   30.125     25.375          .15
Third Quarter..   32.750     26.625          .17
Fourth Quarter.   36.000     29.250          .17

1994
First Quarter    $38.625    $33.500        $ .21
(through March 1)

      As of March 1, 1994, there were approximately
11,000 stockholders based on estimates of beneficial ownership. The closing price of the Common Stock as reported on the New York Stock
Exchange Composite  Tape on  March 1, 1994  was
$35.75 per share.

      On February 10, 1994, the Board declared a dividend of $.21 per share payable April 7, 1994, to stockholders of record on March 24, 1994.

      Prior to April 1992, the Company had not previously paid cash dividends on its Common Stock.
See "Management's Discussion and Analysis of
Financial Condition and Results of Operations -
Liquidity and Capital Resources," for a discussion of the restrictions on the Railroad's ability to transfer funds as dividends to the Company.

      The Common Stock is listed on the New York
Stock Exchange, Inc. under the symbol "IC."

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The following table sets forth selected
historical consolidated financial data of the Company for the four years ended December 31, 1993, and for the period January 27, 1989 the date on which the Company was incorporated, through December 31, 1989, and selected historical consolidated financial data of the Railroad as predecessor of the Company for the period
January 1, 1989, through March 16, 1989, all derived from the consolidated financial statements of the Company which were audited by Arthur
Andersen & Co. This summary should be read in conjunction with the consolidated financial statements included elsewhere in this Report and the schedules and notes thereto.

     The purchase method of accounting was used to record the assets acquired and liabilities assumed by the Company in 1989.

                           SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                ($ in millions, except share data)

                                                     The Company                  Predecessor
                                                                      Period         Period
                                           Years Ended December 31,  1/27/89         1/1/89
                                      1993    1992    1991    1990   to 12/31/89  to 3/16/89

Income Statement Data (1):
Revenues........................   $  564.7 $ 547.4 $ 549.7 $ 544.2 $  398.5   $   148.5
Operating expenses before
   special charge...............      385.2   387.0   404.1   410.4    318.7       143.1
Special charge..................          -     8.9       -       -        -           -
Operating income................      179.5   151.5   145.6   133.8     79.8         5.4
Other income, net...............        1.7     2.0     5.7     6.2      3.1         2.2
Interest expense, net...........      (33.1)  (43.6)  (55.1)  (71.4)   (68.5)       (8.3)
Income (loss) before income taxes,
   extraordinary item and cumulative
   effect of changes in accounting
   principles...................      148.1   109.9    96.2    68.6     14.4        (0.7)
Provision (benefit) for income taxes   56.4    37.4    30.8    22.4      4.4        (0.4)
Income (loss) before extraordinary
   item and cumulative effect of
   changes in accounting priciples     91.7    72.5    65.4    46.2     10.0        (0.3)
Extraordinary item, net.........      (23.4)      -       -       -        -           -
Cumulative effect of changes in
   accounting principles........       (0.1)   23.4       -       -        -           -
Net income (loss)...............       68.2    95.9    65.4    46.2     10.0        (0.3)
Preferred stock dividends
   requirements.................          -       -       -     5.1      7.4           -
Income (loss) applicable to
   common stock................    $   68.2 $  95.9 $  65.4 $  41.1 $    2.6   $    (0.3)

Income (loss) per share (2):
   Before extraordinary item and
      accounting changes.......    $   2.14 $  1.70 $  1.64 $  1.31 $   0.09   $   (0.01)
   Extraordinary item..........       (0.55)      -       -       -        -           -
   Accounting changes..........           -    0.55       -       -        -           -
      Income (loss) per share..    $   1.59 $  2.25 $  1.64 $  1.31 $   0.09   $   (0.01)


Weighted average number of
   common shares outstanding
   (in thousands)(2)..........       42,680  42,600  39,830  31,460   28,278      21,623

Cash dividends declared per
   common share...............     $   0.70 $  0.50       -       -        -           -

Operating ratio (3)...........         68.2%   70.7%   73.5%   75.4%    80.0%       96.4%


                                                The Company
                                           Years Ended December 31,
                                    1993    1992      1991      1990       1989
Balance Sheet Data (1):
Total assets..................   $1,258.7  $1,206.1  $1,183.5  $1,152.0  $1,177.1
Long-term debt................      360.3     367.3     413.5     486.1     537.8
Stockholders' equity..........      377.4     338.8     260.3     128.4      10.9
Working capital (deficit).....      (32.4)     (2.9)     (3.4)    (44.9)    (72.8)

      The following notes are for both Income
Statement and Balance Sheet data:

(1) The purchase method of accounting was used to record the assets acquired and liabilities assumed by the Company in 1989. This accounting method results in reduced depreciation expense in periods subsequent to March 16, 1989. Accordingly, the above summary financial data derived from the financial statements of the Predecessor and of the Company are not comparable in all material respects since those financial statements report financial positions, results of operations, and cash flows of the separate entities on differing bases. The
Company's income statement data reflects the operations of the Railroad from March 17, 1989.

(2) Amounts for the years 1991 and 1990 and the period January 27, 1989 to December 31, 1989 have been restated to give effect to a 3-for-2 stock split effective in February 1992. Per share data of the Predecessor is based on the weighted average number of shares outstanding for the period.

(3) Operating ratio is the ratio of operating expenses before special charge over operating revenues.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

GROWTH PLAN

      For the four years ended December 31, 1992, the Company's primary drivers were reducing costs and improving service offerings. The result was the best operating ratio among Class I railroads, 68.2% at December 31, 1993. While costs continue to be scrutinized, a new direction was initiated in 1993. With 1992 as its base, a new plan was outlined as follows:

  - increase annual revenues by $100 million by the end of 1996.
  -   reduce the operating ratio by one
      percentage point per year for a total of four (4) points below the 1992 base.
  -   reduce annual interest expense by $10
      million.

      To accomplish this plan, revenues must grow at a compounded annual rate of 4.3% while operating expenses must not exceed a compounded annual growth rate of 2.5% per year.

      Management has identified the sources of planned revenue growth as economic expansion, new and expanded plants on our line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases. Market share growth is volume gained from competition i.e., other railroads, trucklines and barges, facilitated by being a low cost producer.

      In 1993, the first year of the growth plan, significant strides were made in accomplishing the plan as total revenues increased 3.1%. Two major unplanned events had an impact on revenues. In May
1993, the United Mine Workers began a strike against several companies affecting six mines served by the Railroad. As a result, approximately
35,000 carloads of coal were lost. The strike was settled in December 1993, and full production resumed in January 1994. Partially offsetting the lost coal loads was a gain of approximately 15,000 carloads of grain and grain mill products. This traffic was diverted to the Railroad as a result of the flooding of the upper Mississippi River in July and August 1993. Additionally, over 500 trains from several other Class I railroads were detoured over the Railroad's system. The result was a significant increase in traffic density over the Company's routes.

      Carloadings of paper recorded their fourth consecutive annual increase (3% for 1993). The increase was a result of the improved economy and growth in recycling. In 1993, chemical traffic increased 6%, reversing a two-year recessionary trend. While not benefiting for the full year from various truckline partnerships, intermodal traffic grew at 15% in the second half of 1993 versus the second half of 1992.

      While 1993 revenue lagged behind the plan compound rate of 4.3%, management believes the Company is positioned well for 1994. The targeted revenue growth in 1994 is 5%.

      For 1993, the Company exceeded its operating ratio goal. Actual improvement was 2.5 percentage points and the full year operating ratio was 68.2%.
More efficient train crew and train scheduling coupled with reduced costs contributed to this achievement.

      The tender offer for and retirement of the Railroad's $145 million 14-1/8% Debentures, in the second quarter of 1993, effectively resulted in the achievement of the third goal of the growth plan as interest expense, net declined $10.5 million in 1993 to $33.1 million. Interest expense, net is expected to be below $30 million in 1994.

RESULTS OF OPERATIONS

The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements.

1993 COMPARED TO 1992

      Revenues for 1993 increased from the prior year by $17.3 million or 3.1% to $564.7 million.
The increase was a result of a 2.9% increase in average gross freight revenue per carload, resulting from an improved commodity mix and modest rate increases. The 1993 revenue increase was attributable in part to the gain in carloads when the upper Mississippi River flooding affected barge traffic and also disrupted rail operations of other carriers which diverted traffic to the Company's system. Additionally, chemical loads were up 6% and paper was up 3%. Intermodal was up 5%, reflecting the Company's commitment to increase this aspect of operation, as evidenced by the new
Chicago-area intermodal facility and expansions in Memphis. These gains were offset by lost carloads of coal resulting from the United Mine Workers strike of certain coal producers. For the year, carloadings declined .5% (or 4,400 carloads) to 847,900 carloads.

      Operating expenses for 1993 decreased $1.8 million, or .5% as compared to 1992, excluding the special charge recorded in 1992. Labor expense decreased $1.1 million as a result of on-going cost control programs, including the reduction in train crews, and an overall improvement in efficiency.
This decrease was accomplished despite the additional expense incurred because of the flood-related detours of other railroads' trains over the Railroad's track and a 3% wage increase which was effective July 1, 1993 for union employees. Fuel expense reflects the increased traffic in 1993 and 1992 coupled with a total of $1.5 million for increased fuel taxes resulting from the Omnibus
Budget Reconciliation Act of 1993 and for the costs associated with fuel hedges. The more fuel efficient locomotives acquired over the last two years partially offset the rise in fuel costs.
Materials and supplies increased $3.6 million primarily as a result of track material purchases.
The surplus from the single track project was substantially depleted necessitating purchase of new materials.

      Operating income for 1993 increased 18.5%
($28.0 million) to $179.5 million compared to $151.5 million for 1992, as a result of increased revenues cited above and decreased expenses
(including the 1992 special charge). Excluding the special charge, the increase in operating income was 11.9% ($19.1 million).

      Net interest expense decreased by 24.1% to $33.1 million compared to $43.6 million in 1992.
The issuance of new notes at 6.75% to replace the 14-1/8% Senior Subordinated Debentures (the
"Debentures") and lower interest rates on floating debt account for the reduced interest expense in 1993. The Debentures were retired via a tender offer which resulted in an extraordinary loss of $23.4 million, net of $12.6 million in tax benefits. The extraordinary loss covers the costs associated with the tender (i.e., premium on repurchase, the write-off of unamortized financing fees and debt discount and the costs associated with calling the untendered Debentures).

      See "Liquidity and Capital Resources" for discussion of the impact of the Omnibus Budget Reconciliation Act of 1993.

      Effective January 1, 1993, the Company
adopted both the Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" ("SFAS
No. 106") and the Statement of Financial Accounting
Standards No. 112, "Employers' Accounting for
Postemployment Benefits" ("SFAS No. 112").  SFAS
No. 106 requires that future costs associated with providing postretirement benefits be recognized as expense over the employees' requisite service period. The pay-as-you-go method used prior to 1993 recognized the expense on a cash basis. SFAS
No. 112 establishes accounting standards for employers who provide postemployment benefits and clarifies when the expense is to be recognized. As a result of adopting these two standards the Company recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles. In accordance with each standard, years prior to 1993 have not been restated.

      For 1993, the adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Company's prior pay-as-you-go method of accounting for such benefits.
The Company has no plans to fund these liabilities and will continue to pay these costs on a pay-as-you-go basis, as was done in prior years.

1992 COMPARED TO 1991

      Revenues for 1992 decreased from the prior year by $2.3 million or .4% to $547.4 million. The decrease resulted from a 1.6% (or 13,900 carloads) decrease in the number of freight carloads to 852,300, offset by a 1.1% increase in the average gross revenue per carload. Net freight revenue ton miles decreased 3.2% to 18.7 billion. Gross freight revenue per thousand ton miles increased
2.7% to $28.89 from $28.12. The increase in average revenue per carload was caused by an improved commodity mix, in which a greater volume of higher revenue per carload commodities was hauled, and modest rate increases.

      Operating expense for 1992 decreased by $8.2 million, or 2.0% as compared to 1991, even though the Company recorded an $8.9 million pretax special charge in 1992. Reductions in labor expense ($5.5 million), lease and car hire expense ($6.5 million), diesel fuel expense ($3.1 million) and a favorable litigation settlement in the first quarter more than offset the special charge. The special charge covered certain organizational and other expenses associated with the retirement of E.
L. Moyers, the Company's Chairman, President and
Chief Executive Officer until February 1993, as well as various unrelated asset revaluations.

      Operating income for 1992 increased by 4.1% to $151.5 million compared to $145.6 million for 1991, as a result of decreased expenses cited above offset by the aforementioned pretax special charge and decreased revenues. Excluding the special charge, the Company's 1992 operating income was $160.4 million, an increase of $14.8 million
(10.2%) as compared to 1991. This increase is a result of on-going cost reduction programs, including the reduction in train crew sizes and the overall emphasis on efficiency.

      Net interest expense decreased by 20.9% from $55.1 million to $43.6 million. The full year effect of the August 1991 refinancing of the Series
K Mortgage Bonds and the repayment of approximately
$34.0 million of the Term Facility accounted for approximately $4.0 million and $8.0 million, respectively, in reduced interest expense for 1992.

      Effective January 1, 1992, the Company
adopted SFAS No. 109, "Accounting for Income
Taxes." As a result, the Company recorded a $23.4 million ($.55 per share) reduction of its accrued deferred income tax liabilities. The Company elected to report this change as the cumulative effect of change in accounting principle.
Therefore, prior period amounts have not been restated.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING DATA:
                             1993    1992    1991
                             ----    ----    ----

Cash flows provided by (used for):

Operating activities.....  $124.3  $124.4  $ 63.1
Investing activities.....   (89.0)  (46.6)
(36.9)
Financing activities.....   (59.2)  (75.9)   (7.0)
   Net change in cash and
    temporary cash
      investments.         $(23.9) $  1.9  $ 19.2
                           ======= ======= =======

      Cash from operating activities was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles. A significant source of cash in 1992 ($26.4 million) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. An additional $6.3 million was received in 1993.

      During 1993, additions to property of $90.7
million included approximately $36.6 million for
track and bridge rehabilitation and approximately
$31.4 million for the purchase of 21 locomotives
and 1,522 freight cars.  Expenditures exceeded
original estimates of $60 million as several
opportunities to acquire equipment were acted upon
in accordance with the Company's strategy of owning
more of its equipment.  During 1992, additions to
property of $50.8 million included approximately
$46.4 million for track and bridge rehabilitation
including approximately $5 million for the
construction of a new intermodal facility in the
Chicago area.  The funds for this new facility were
provided by advance rentals on a three-year lease
agreement for the Railroad's old intermodal yard in
Chicago by another railroad.  The other railroad
also paid for an option to acquire the old yard for
cash at any time during the three-year lease
period.   Proceeds from the sales of excess
materials generated by the single-track project
($4.1 million in 1992) partially offset the cost of
property additions.  Property retirements and
removals unrelated to the single-track project
generated proceeds of $5.3 million and $3.5 million
in 1993 and 1992, respectively.

      The Railroad anticipates that base capital expenditures for 1994 will be approximately $60 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansions occur in 1994, the total capital spending could be approximately $80 million. These expenditures are expected to be met from current operations or other available sources.

      Over the last three years, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. During that time frame, the Railroad's public debt has moved from being designated a "Highly Leveraged Transaction" to being rated Baa3 by Moody's Investors Service ("Moody's") and BBB by
Standard & Poor's Corporation ("S&P"). Likewise, the Railroad's debt has also gone from fully collateralized to unsecured. A further step in this process was the initiation of a public commercial paper program in November 1993.

      The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service,
Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At December 31, 1993, $38.1 million of commercial paper was outstanding with various maturities. The interest rates ranged from 3.45% to 3.75%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, the $38.1 million is classified as long-term.


      Twice during 1993, the Railroad renegotiated its lending arrangements with its bank lending group and the private placement noteholders. In
April 1993, in connection with the Tender Offer for the $145 million 14-1/8% Senior Subordinated
Debentures (the "Debentures") (see below), the banks converted the previous Permanent Facility to a $180 million Revolving Credit Facility due 1996 at LIBOR plus 100 basis points. The banks and the holders of the $160 million senior secured notes
("Senior Notes") issued in 1991 agreed to release all collateral and continue to lend on an unsecured basis. In November 1993, the banks again modified this arrangement in connection with the commercial paper program. The new bank agreements consist of a new $100 million Revolver, due 1996 and a $50 million 364-day facility due in October 1994 (the
"Bank Line"). The new Revolver will be used primarily for backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $100 million was limited to $57.9 million because $38.1 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank
Line was structured as a 364-day renewal instrument and the Company intends to renew it on an on-going basis. The $40 million borrowed at December 31, 1993, has therefore been classified as long-term.

      The Company's financing/leasing subsidiaries have approximately $13.0 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991.
One subsidiary used a short-term bridge financing of $21.7 million to acquire 1,522 box cars in December 1993. Such borrowings are secured by the equipment acquired. The bridge financing must be repaid or refinanced prior to March 3, 1994. The
Company expects to refinance this debt with either a seven-year floating or fixed rate term loan or a combination revolving facility and term loan also with a floating or fixed rate and a seven-year term. The Company believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolver and the Bank Line will be sufficient to meet foreseeable liquidity requirements.

      Various borrowings of the Company's
subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at December 31, 1993, and management does not anticipate any difficulty in maintaining such compliance.

      In 1993, conditions in the financial markets provided an opportunity for the Railroad to replace its outstanding Debentures. As a result, the Railroad initiated a tender offer for the Debentures. The tender offer, costs associated with calling the $10.3 million untendered portion and the refinancing of the Permanent Facility Term
Loan resulted in a $23.4 million extraordinary loss, net of $12.6 million in tax benefits.

      In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 (the
"Notes") and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures. Additionally, the Railroad's bank lending group agreed to the termination and replacement of the previous
Permanent Facility with a new $180 million unsecured Revolving Credit Facility expiring
December 31, 1996 (see above).  Likewise, the
Senior Note holders agreed to release all the collateral specified in their original agreement and continue on an unsecured basis.

      The Company declared its eighth consecutive quarterly cash dividend which was paid on January
6, 1994. The Board intends to continue a policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to the Company. At December
31, 1993, approximately $76 million of Railroad equity was free of such restrictions.

      The Company has paid approximately $8
million, $10 million and $18 million in 1993, 1992 and 1991, respectively, for severance and lump sum signing awards associated with the various agreements signed in 1992 and 1991. The Company anticipates that an additional $7 million will be required in 1994 related to all such agreements.
These requirements are expected to be met from current operating activities or other available sources.

      The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes.

Federal Deficit Reduction Package

      On August 10, 1993, the Omnibus Budget
Reconciliation Act of 1993, which contains a deficit reduction package, became law. Certain aspects of the legislation increased taxes directly affecting the Company. Most significantly, the new law increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Company to record additional deferred income tax expense of approximately $3.1 million in the third quarter of 1993 to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993. The higher corporate rate did not significantly affect the Company's cash flow.

      In addition, the legislation increased the federal tax on diesel fuels by 4.3 cents per gallon effective October 1, 1993. This tax increased the fuel expense of the Railroad, which purchases approximately 4.3 million gallons of diesel fuel each month, by $.5 million in 1993.

      Other

      The Railroad is and will continue to be
subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. Several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. In the opinion of management, the Company has adequate reserves to cover the costs for investigation and remediation. However, there can be no assurance that environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

      Recent Accounting Pronouncements

      In May 1993, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 114, "Accounting by
Creditors for Impairment of a Loan" ("SFAS No.
114") and Statement of Financial Accounting
Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities" ("SFAS
No. 115").

      SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 31, 1994, with earlier adoption encouraged. The Company is currently evaluating the impact of this statement, if any, on its reported results. Early adoption is not anticipated.

      SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement is effective for fiscal years beginning after December
15, 1993. Adoption is not anticipated to have an adverse impact on reported results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA

See Index to Consolidated Financial Statements on page 33 of this Report.


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH
          ACCOUNTANTS IN ACCOUNTING
          FINANCIAL DISCLOSURES


                NONE

             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.


      The information required by these items is incorporated by reference to the sections of the Company's definitive proxy statement for its 1994
Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange
Commission on or before March 16, 1994) entitled
Nominees for Election as Class III Directors who would hold office until 1997, Class I Directors continuing in office until 1995, Class II Directors continuing in office until 1996, Committees of the Board of Directors, Compensation of Executive
Officers and Directors, and Ownership of Common
Stock and Certain Transactions-Certain
Transactions.  However, the Compensation Committee
Report and the Performance Graph are specifically
NOT incorporated by reference.

              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

         See Index to Consolidated Financial
         Statements on page 34 of this Report.

     2.  Financial Statement Schedules:

         See Index to Financial Statement Schedules on page F-25 of this Report.

     3.  Exhibits:

         See items marked with "*" on the Exhibit
         Index beginning on page    E-1 of this
         Report.  Items so marked identify
         management contracts or compensatory plans
         or arrangements as required by Item 14.

(b) 1.   Reports on Form 8-K:

         During the fourth quarter of 1993 the
         Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

                        NONE

(c)      Exhibits:

         The response to this portion of Item 14 is submitted as a separate section of this Report. See Exhibit Index beginning on page E-1.

(d)      Financial Statement Schedules:

         The response to this portion of Item 14 is submitted as a separate section of this Report.

                   SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

ILLINOIS CENTRAL CORPORATION

By:  DALE W. PHILLIPS
     Dale W. Phillips
     Vice President and Chief Financial Officer
     Date: March 16, 1994

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                  TITLE(S)           DATE
/s/ GILBERT H. LAMPHERE  Chairman of the
    Gilbert H. Lamphere  Board and Director
                                     March 16, 1994

/s/ E. HUNTER HARRISON   President and Chief
    E. Hunter Harrison   Executive Officer
                         (principal executive
                         officer), Director
                                     March 16, 1994

/s/ DALE W. PHILLIPS     Vice President
    Dale W. Phillips     and Chief Financial
                         Officer (principal
                         financial officer)
                                     March 16, 1994

/s/ JOHN V. MULVANEY     Controller
    John V. Mulvaney     (principal accounting
                         officer)
                                     March 16, 1994

/s/ THOMAS A. BARRON      Director
    Thomas A. Barron
                                     March 16, 1994

                          Director
    George D. Gould


/s/ WILLIAM B. JOHNSON    Director
    William B. Johnson
                                     March 16, 1994

/s/ ALEXANDER P. LYNCH    Director
    Alexander P. Lynch
                                     March 16, 1994

/s/ SAMUEL F. PRYOR, IV   Director
    Samuel F. Pryor, IV
                                     March 16, 1994

/s/ F. JAY TAYLOR         Director
    F. Jay Taylor
                                     March 16, 1994

                          Director
    John V. Tunney


/s/ ALAN H. WASHKOWITZ    Director
    Alan H. Washkowitz
                                     March 16, 1994


     ILLINOIS CENTRAL CORPORATION
          AND SUBSIDIARIES


      ---------------------


      ---------------------------


            F O R M  10-K
            -------------



         FINANCIAL STATEMENTS

    SUBMITTED IN RESPONSE TO ITEM 8



       ILLINOIS CENTRAL CORPORATION
             AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Page

Report of Independent Public Accountants.... F-1

Consolidated Statements of Income for the three
years ended December 31, 1993............... F-2

Consolidated Balance Sheets at December 31, 1993
and 1993.................................... F-3

Consolidated Statements of Cash Flows for the three
years ended December 31, 1993......... F-4

Consolidated Statements of Stockholders' Equity and
Retained Income for the three years ended December
31, 1993........................... F-5

Notes to Consolidated Financial Statements for the
three years ended December 31, 1993......... F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central
Corporation:

     We have audited the accompanying consolidated balance sheets of Illinois Central Corporation (a
Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and stockholders' equity and retained income for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois
Central Corporation and subsidiaries as of December
31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

      As discussed in Note 9 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement health care and postemployment benefits.

      Our audits were made for the purpose of
forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules herein are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.
These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.







ARTHUR ANDERSEN & CO.


Chicago, Illinois
January 19, 1994

                       ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Income
                            ($ in millions, except share data)

                                                     Years Ended December 31,
                                                 1993           1992           1991
     Revenues                                $     564.7     $     547.4     $     549.7

     Operating expenses:
       Labor and fringe benefits                   190.2           191.3           196.8
       Leases and car hire                          70.1            70.4            76.9
       Diesel fuel                                  30.4            30.0            33.1
       Materials and supplies                       36.7            33.1            31.4
       Depreciation and amortization                23.5            22.1            20.6
       Other                                        34.3            40.1            45.3
       Special charge                                  -             8.9               -
                                               ---------       ---------      ----------
     Operating expenses                            385.2           395.9           404.1

     Operating income                              179.5           151.5           145.6

     Other income, net                               1.7             2.0             5.7
     Interest expense, net                         (33.1)          (43.6)          (55.1)
                                               ---------       ---------      ----------
     Income before income taxes, extraordinary
       item and cumulative effect of changes in
       accounting principles                       148.1           109.9            96.2
     Provision for income taxes                     56.4            37.4            30.8
                                               ---------       ---------      ----------
     Income before extraordinary item and
       cumulative effect of changes in
       accounting principles                        91.7            72.5            65.4
     Extraordinary item, net                       (23.4)              -               -
     Cumulative effect of changes in accounting
       principles                                   (0.1)           23.4               -
                                               ---------       ---------      ----------

     Net income                              $      68.2     $      95.9     $      65.4
                                               =========       =========      ==========
     Income per share:
     Income before extraordinary item and
       cumulative effect of changes in
       accounting principles                 $      2.14     $      1.70     $      1.64
     Extraordinary item, net                       (0.55)              -               -
     Cumulative effect of changes in accounting
       principles                                      -            0.55               -
                                               ---------       ---------      ----------
     Income per share                        $      1.59     $      2.25     $      1.64
                                               =========       =========      ==========
     Weighted average number of shares
       of common stock and common stock
       equivalents outstanding                42,679,683      42,600,107      39,830,182

     The following notes are an integral part of the consolidated financial statements.

                        ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                         ($ in millions)

                       ASSETS                     December 31, 1993  December 31, 1992
Current assets:
  Cash and temporary cash investments                  $   10.7          $    34.6
  Receivables, net of allowance for doubtful
     accounts of $3.1 in 1993 and $2.6 in 1992             80.3               76.4
  Materials and supplies, at average cost                  20.1               18.8
  Assets held for disposition                               9.1                9.1
  Deferred income taxes - current                          22.8               24.2
  Other current assets                                      3.6                2.1
                                                        -------            -------
     Total current assets                                 146.6              165.2

Investments                                                15.7               15.0

Properties:
  Transportation:
     Road and structures, including land                  947.9              909.5
     Equipment                                            118.1               75.2
  Other, principally land                                  40.4               40.6
     Total properties                                   1,106.4            1,025.3
  Accumulated depreciation                                (20.9)             (15.8)
                                                        -------            -------
     Net properties                                     1,085.5            1,009.5

Other assets                                               10.9               16.4
                                                        -------            -------
     Total assets                                     $ 1,258.7          $ 1,206.1
                                                        =======            =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                $    24.3          $    12.7
  Accounts payable                                         54.4               53.7
  Dividends payable                                         9.0                6.4
  Income taxes payable                                      1.5                1.1
  Casualty and freight claims                              24.7               24.6
  Employee compensation and vacations                      15.8               16.3
  Taxes other than income taxes                            14.0               13.0
  Accrued redundancy reserves                               6.8                9.4
  Other accrued expenses                                   28.5               30.9
                                                        -------            -------
     Total current liabilities                            179.0              168.1

Long-term debt                                            360.3              367.3
Deferred income taxes                                     202.3              171.3
Other liabilities and reserves                            139.7              160.6

Contingencies and commitments (Note 13)

Stockholders' equity:
  Common stock, par value $.001, authorized 65,000,000
     shares, 42,837,064 shares issued and 42,614,566
     shares outstanding                                       -                  -
  Additional paid-in capital                              164.2              160.9
  Retained income                                         216.5              177.9
  Treasury stock (222,498 shares)                          (3.3)                 -
                                                        -------            -------
      Total stockholders' equity                          377.4              338.8
      Total liabilities and stockholders' equity      $ 1,258.7          $ 1,206.1
                                                        =======            =======

The following notes are an integral part of the consolidated financial statements.

                       ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                      ($ in millions)

                                                             Years Ended December 31,
                                                           1993      1992      1991
Cash flows from operating activities :
   Net income                                           $  68.2   $  95.9   $  65.4
   Reconciliation of net income to net cash provided
      by (used for) operating activities :
         Extraordinary item, net                           23.4         -         -
         Cumulative effect of changes in accounting
           principles                                       0.1     (23.4)        -
         Depreciation and amortization                     23.7      22.1      20.6
         Deferred income taxes                             31.9      21.4      20.4
         Special charge                                       -       8.9         -
         Equity in undistributed earnings of affiliates,
            net of dividends received                      (0.3)      0.2      (0.1)
         Net gains on sales of real estate                 (0.8)     (0.4)     (0.7)
         Cash changes in working capital                   (0.8)    (15.8)    (24.7)
         Changes in other assets                           (1.4)      2.8      (3.0)
         Changes in other liabilities and reserves        (19.7)     12.7     (14.8)
                                                         ------    ------    ------
            Net cash provided by (used for) operating
             activities                                   124.3     124.4      63.1

Cash flows from investing activities :
   Additions to properties                                (90.7)    (50.8)    (49.9)
   Proceeds from sales of real estate                       1.5       1.3       1.8
   Proceeds from single track sales                           -       4.1      16.3
   Proceeds from equipment sales                            3.8       2.2       1.3
   Proceeds from sales of investments                      (0.4)      1.8       3.3
   Other                                                   (3.2)     (5.2)     (9.7)
       Net cash provided by (used for) investing         ------    ------    ------
        activities                                        (89.0)    (46.6)    (36.9)

Cash flows from financing activities :
   Proceeds from issuance of debt                         370.8       0.9     178.0
   Principal payments on debt                            (403.0)    (61.7)   (250.9)
   Proceeds from issuance of Common Stock                     -         -      63.1
   Dividends paid                                         (27.1)    (14.8)        -
   Proceeds from exercise of stock options and warrants     0.5       0.2       3.4
   Purchase of subsidiary's common stock                   (0.4)     (0.5)     (0.6)
       Net cash provided by (used for) financing         ------    ------    ------
        activities                                        (59.2)    (75.9)     (7.0)
                                                         ------    ------    ------
Changes in cash and temporary cash investments            (23.9)      1.9      19.2
Cash and temporary cash investments at beginning of year   34.6      32.7      13.5
                                                         ------    ------    ------
Cash and temporary cash investments at end of year      $  10.7   $  34.6   $  32.7
                                                         ======    ======    ======
Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount capitalized)              $  39.3   $  45.3   $  55.7
                                                         ======    ======    ======
      Income taxes                                      $  10.9   $  15.9   $  15.7
                                                         ======    ======    ======

The following notes are an integral part of the consolidated financial statements.

                     ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity and Retained Income
                                  Shares
                                  (000's)               Equity ($ in millions)
                                  ------- --------------------------------------------------
                                                 Additional                       Total
                                  Common  Common  Paid-in  Retained  Treasury  Stockholders'
                                  Stock   Stock   Capital  Income    Stock        Equity
Balance December 31, 1990         23,712  $   -   $   90.6 $   37.8  $     -   $   128.4

Issuance of Common Stock:

   Exercise of warrants              965      -        3.3                           3.3

   Public stock offering           3,535      -       63.1                          63.1

   Exercise stock option              10      -        0.1                           0.1

Repurchase restricted stock          (17)                -                             -

Net income                                                     65.4                 65.4
                                 -------   ------  -------   ------   -------   --------

Balance December 31, 1991         28,205      -      157.1    103.2        -       260.3

Issuance of Common Stock:

   Stock split 3-for-2            14,102      -          -                             -

   Exercise stock option              17      -        0.2                           0.2

   Restricted stock awards           350      -        3.6                           3.6

Dividends                                                     (21.2)               (21.2)

Net income                                                     95.9                 95.9
                                 -------   ------  -------   ------   -------   --------
Balance December 31, 1992         42,674      -      160.9    177.9        -       338.8


Issuance of Common Stock:

   Exercise stock option              50      -        0.5                           0.5

   Restricted stock awards            25      -        2.8                           2.8

Stock Repurchased / Forfeited       (134)                                (3.3)      (3.3)

Dividends                                            (29.6)                        (29.6)

Net income                                            68.2                          68.2
                                 -------   ------  -------   ------   -------   --------
Balance December 31, 1993         42,615  $    -  $  164.2  $ 216.5  $   (3.3) $   377.4
                                 =======   ======  =======   ======   =======   ========

   The following notes are an integral part of the consolidated financial statements.

1.   THE COMPANY

     Illinois Central Corporation, a holding
company, (hereinafter, the "Company") was incorporated under the laws of Delaware. The
Company was formed originally for the purpose of acquiring, through a wholly-owned subsidiary, the outstanding common stock of Illinois Central
Transportation Company ("ICTC"). Following a tender offer and several mergers, the Illinois
Central Railroad Company ("Railroad") is the surviving corporation and the successor to ICTC and now a wholly-owned subsidiary of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries.
Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements.

     PROPERTIES

     Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. The depreciation rates for the equipment owned by the Company's finance subsidiary are based on estimated useful life and anticipated salvage value. Lives used range from 18 to 20 years. At the Railroad, depreciation for track structure, other road property, and equipment is calculated using the composite method. In the case of routine retirements, removal cost less salvage recovery is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

     The Interstate Commerce Commission ("ICC") approves the depreciation rates used by the Railroad. In 1991, the Railroad completed a study which resulted in revised depreciation rates for road properties (excluding track properties) and equipment. The revised rates did not and will not have a significant effect on operating results.
The approximate ranges of annual depreciation rates for major property classifications are as follows:

    Road properties .................1% - 8%
    Transportation equipment ........1% - 7%

     In 1989, the Company initiated a program to convert approximately 500 miles of double track main line to a single track main line, with a centralized traffic control system. This program was completed successfully in 1991.

    REVENUES

    Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

    INCOME TAXES

    Effective January 1, 1992, the Company adopted the Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("SFAS No.
109"). Under SFAS No. 109, deferred income taxes are accounted for on the asset and liability method by applying enacted statutory tax rates to differences ("temporary differences") between the financial statement carrying amounts and the tax bases of assets and liabilities. The resulting deferred tax assets and liabilities represent taxes to be collected or paid in the future when the related assets and liabilities are recovered and settled, respectively. See Note 10 for discussion of the 1992 impact of adopting SFAS No. 109.

    CASH AND TEMPORARY CASH INVESTMENTS

    Cash in excess of operating requirements is invested in certain funds having original maturities of three months or less. These investments are stated at cost, which approximates market value.

    INCOME PER SHARE

    Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant.

    FUTURES, OPTIONS, CAPS, FLOORS AND FORWARD
     CONTRACTS

    In March 1990, the FASB issued Statement of
Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off
Balance Sheet Risk and Financial Instruments with
Concentration of Credit Risk" ("SFAS 105").
Disclosures required by SFAS 105 are found in various notes where the financial instruments or related risks are discussed. See specifically
Notes 6,  7, 8, and 13.

   CASUALTY AND FREIGHT CLAIMS

    The Company accrues for injury and damage claims outstanding based on actual claims filed and estimates of claims incurred but not filed.
Estimated amounts expected to be settled within one year are classified as current liabilities in the accompanying Consolidated Balance Sheets.

   EMPLOYEE BENEFIT PLANS

     All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contribution costs of the plan are funded currently.

     Mr. E. L. Moyers, former Chairman, President and Chief Executive Officer ("Mr. Moyers") is covered by a supplemental plan which is discussed in Note 9.

     Effective January 1, 1993, the Company adopted both the Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" ("SFAS
No. 106") and the Statement of Financial Accounting
Standards No. 112, "Employers' Accounting for
Postemployment Benefits" ("SFAS No. 112").  SFAS
No. 106 requires that future costs associated with providing postretirement benefits be recognized as expense over the employees' requisite service period. The pay-as-you-go method used prior to 1993 recognized the expense on a cash basis. SFAS
No. 112 establishes accounting standards for employers who provide postemployment benefits and clarifies when the expense is to be recognized. In accordance with the provisions of these standards, years prior to 1993 have not been restated. See
Note 9 for discussion of the impact of adopting
SFAS No. 106 and SFAS No. 112.

    RECLASSIFICATIONS

     Certain items relating to prior years have been reclassified to conform to the presentation in the current year.


3.  EXTRAORDINARY ITEM AND REFINANCING

     The 1993 extraordinary loss resulted from the retirement of the Railroad's 14-1/8% Senior
Subordinated Debentures (the "Debentures") and refinancing the Permanent Facility. The loss was $23.4 million, net of tax benefits of $12.6 million. The loss resulted from the premium paid, the write-off of unamortized financing fees and debt discount and costs associated with the calling of the $10.3 million of Debentures not tendered.
The net proceeds of the 6.75% Notes (see Note 8), borrowings under the $180 million Revolving Credit
Facility and other available cash were used to fund the retirement of the Debentures.

4.   OTHER INCOME, NET

     Other Income, Net consisted of the following
($ in millions):

                           Years Ended December 31,
                           1993      1992    1991
Income, net.............. $ 3.9     $ 3.8    $ 3.0
Net gains on real estate
 sales...................    .8        .4       .7
Net gain (loss) on disposal
 of rolling stock........  (2.3)        -        -
Equity in undistributed
 earnings of affiliates..    .5        .3       .4
Net gain on Series K.....     -         -      3.6
Other, net...............  (1.2)     (2.5)    (2.0)
                          ------    ------   ------
 Other Income, Net....... $ 1.7     $ 2.0    $ 5.7


5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash
Flows were as follows ($ in millions):


                       Years Ended December 31,
                        1993       1992       1991

Receivables, net....  $ (3.9)    $  4.7    $  (2.6)
Materials and supplies  (1.4)      (3.2)       (.6)
Other current assets..  (1.5)        .3        1.0
Accounts payable...      1.1       (5.7)      (5.0)
Income taxes payable    13.6         .5       (5.4)
Accrued redundancy
  reserves............  (2.6)     (11.0)     (11.7)
Other current
  liabilities.........  (6.1)      (1.4)       (.4)
                      -------   --------   --------
                      $  (.8)   $ (15.8)   $ (24.7)


     Included in changes in Other Liabilities and Reserves is approximately $6.3 million and $23.4 million for the years ended December 31, 1993 and 1992, respectively, reflecting proceeds from the settlement of casualty claims with numerous insurance carriers.

     In 1993, the Railroad entered into a capital lease for 200 covered hoppers. The lease expires in 2003. See Note 7 for a recap of the present value of the minimum lease payments.

     In 1991, the Railroad retired several Long-
Term Debt obligations, most significantly its $150 million 15.5% Series K First Mortgage Bonds
("Series K"). These retirements resulted in non-cash reductions of debt balances of $4.6 million.
Also, in 1991 the balance of a long term investment was reduced by $2.5 million.


6.   MATERIALS AND SUPPLIES

     Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel. The
Railroad entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the short-term diesel fuel requirements through March
1995 and 46% through June 1995 are protected against significant price changes based on the average near-by contract for Heating Oil #2 traded on the New York Mercantile Exchange.


7.   LEASES

     As of December 31, 1993, the Company leased
6,709 of its cars and 166 of its locomotives. The majority of these leases have original terms of 15 years and expire between 1994 and 2001. Under the terms of the majority of its leases, the Company has the right of first refusal to purchase, at the end of the lease terms, certain cars and locomotives at fair market value. Other leases include office and computer equipment, vehicles and office facilities.

     Net obligations under capital leases at
December 31, 1993 and 1992, included in the Consolidated Balance Sheets are $5.4 million and
$.2 million, respectively.

     At December 31, 1993, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                 Capital  Operating
                                 Leases     Leases

1994 ............................$ .9       $ 34.6
1995 ............................  .9         28.4
1996 ............................  .8         19.3
1997 ............................  .8          7.8
1998 ............................  .8          4.2
Thereafter ...................... 3.1         17.4
                                 ----       ------
  Total minimum lease payments... 7.3       $111.7

Less: Imputed interest .......... 1.9
  Present value of minimum       ----
   payments..................... $5.4

     Total rent expense applicable to
noncancellable operating leases amounted to $45.2
million in 1993, $46.2 million for 1992 and $48.5 million for 1991. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.


8.   LONG-TERM DEBT AND INTEREST EXPENSE

     Long-Term Debt at December 31, consisted of the following ($ in millions):

                                                                 1993    1992
                                                                -----   -----
Equipment obligations, due annually to 2000, 6.11% to 9.254%.. $ 13.0  $ 10.9
Debentures and other debt, due 1994 to 2056, 4.5% to 10.9% ...   10.8    11.3
Commercial Paper, at average interest rate 3.57%..............   38.1       -
Bank Line, at average interest rate 3.49%.....................   40.0       -
Notes, due 2003, 6.75%........................................  100.0       -
Senior Subordinated Debentures................................      -   145.0
Senior Notes, due 1998 to 2001, 10.02% and 10.4%..............  159.8   160.0
Permanent Facility, at average interest rate in 1992
  of 5.25% ...................................................      -    47.6
Capitalized leases (Note 7) ..................................    4.9      .1
Unamortized premium (discount), net ..........................   (6.3)   (7.6)
                                                               ------- -------
             Total Long-Term Debt ............................ $360.3  $367.3

     At December 31, 1993, the aggregate annual maturities and sinking fund requirements for debt payments for 1994 through 1999 and thereafter are $24.3 million (includes bridge financing of $21.7 million (see below)), $2.3 million, $80.6 million, $2.7 million, $57.6 million, $61.2 million and $155.9 million, respectively. The weighted-average interest rate for 1993 and 1992 on total debt excluding the effect of discounts, premiums and related amortization was 9.1% and 10.8%, respectively.

     In November 1993, the Railroad initiated a public commercial paper program. The commercial paper is rated A2 by S&P, F2 by Fitch and P3 by Moody's and is supported by a new $100 million
Revolver with the Railroad's bank lending group.
The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $38.1 million outstanding at December 31, 1993 has been classified as long-term.

     In connection with the commercial paper
program, the bank lending group agreed to replace the $180 million Revolving Credit Facility (see below) with (i) a new $100 million Revolver, due
1996 and (ii) a $50 million 364-day facility due
October 1994 ("Bank Line"). The new Revolver will be used primarily for backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $100 million was limited to $57.9 million because $38.1 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank
Line was structured as a 364-day renewable instrument and the Company intends to renew it on an on-going basis. The $40 million outstanding at December 31, 1993, has therefore been classified as long-term.

     The Company's financing/leasing subsidiaries have approximately $13.0 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991.
Such borrowings are secured by equipment which is leased to the Railroad. These agreements mature in 1999 and 2000. One subsidiary used a short-term bridge financing of $21.7 million to acquire
1,522 box cars in December 1993. The bridge financing must be repaid or refinanced prior to March 3, 1994. The Company expects to refinance this debt with either a seven year floating or fixed rate term loan or a combination revolving facility and term loan also with a floating or fixed rate. During April 1993, the Company and the Railroad reached an agreement with its bank lending group and the holders of the privately placed $160 million Senior Secured Notes ("Senior
Notes") for a release of all collateral and those instruments are now unsecured. The bank agreed to replace the Permanent Facility with a $180 million
Revolving Credit Facility. This was done in connection with the tender offer made by the Railroad for all of the Debentures.

     The tender offer was funded by issuance of new $100 million 6.75% Notes, due 2003 (the
"Notes"), borrowing under a $180 million Revolving
Credit Facility negotiated with the banks which replaced the Permanent Facility and cash on hand.
See Note 3 for discussion of the extraordinary loss incurred upon tender for the Debentures. The
Railroad irrevocably placed $12.6 million on deposit with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures.

     The Notes (issued at a slight discount
1.071%) pay interest semiannually in May and November and are covered by an Indenture. Of the Senior Notes, $109.8 million bears interest at a rate of 10.02% and $50 million at 10.4%.
Principal payments of $55 million are due in each of 1998 and 1999, and $25 million in each of 2000 and 2001. The Senior Notes are governed by a Note
Purchase Agreement.

     Various borrowings of the Company's
subsidiaries are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require the Railroad to satisfy certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, debt service coverage, and minimum consolidated tangible net worth requirements. The Railroad may be required to apply 100% of net after-tax proceeds of sales aggregating $2.5 million or greater of certain assets to reduce Revolver commitments. The holders of the Senior Notes can elect to receive a pro-rata share of after-tax proceeds.

     Interest Expense, Net consisted of the
following ($ in millions):


                         Years Ended December 31,
                          1993     1992      1991
                           ----     ----     ----
Interest expense........  $35.2    $46.2     $59.7
Less: Interest
        capitalized.....     .8       .6        .4
    Interest income.....    1.3      2.0       4.2
                          -----    -----     -----
Interest Expense, Net...  $33.1    $43.6     $55.1


9.   EMPLOYEE BENEFIT PLANS

     Retirement Plans.  All employees of the
Railroad are covered under the Railroad Retirement
Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contributions under the plan vest immediately. Expenses relating to the defined contribution plan were $.4 million for each of the years ended December 31, 1993, 1992 and 1991.

     Mr. Moyers is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, commencing upon death, permanent disability or retirement (with benefits arising from retirement commencing upon his attaining age
65 and compliance with certain non-competition agreements), in the amount of $250,000 per year for a maximum of 15 years. In accordance with the term of the agreement, no payments will be made while Mr. Moyers is employed by another Class I railroad. The present value of this agreement was included in the 1992 special charge. See Note 15.

     Postretirement Plans. In addition to the Company's defined contribution plan for management employees, the Company has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Company's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65.
All benefits under this plan terminate in 1998.

     There are no plan assets and the Company will continue to fund these benefits as claims are paid as was done in prior years.

     Postemployment Benefit Plans. The Company provides certain postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.


         SFAS No. 106 and SFAS No.112.  As
described in Note 2 effective January 1, 1993 the
Company adopted SFAS No. 106 and SFAS No. 112.
With respect to SFAS No. 106, the Company elected to immediately recognize the transition asset associated with adoption which resulted because the Company had previously recorded an amount under purchase accounting to reflect the estimated liability for such benefits as of the acquisition date of ICTC.

     As a result of adopting these two standards, the Company recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles ($ in millions):

Postretirement Benefits (SFAS No. 106):
   APBO at January 1, 1993:
     Medical.........................      $36.5
     Life............................        2.3
                                           -----
           Total APB.................       38.8
   Liability previously recorded.....      (40.3)
                                           -----
           Transition Asset..........        1.5
Postemployment Benefits Obligation
   at January 1, 1993 (SFAS 112).....       (1.6)
                                           -----
Pre-tax Cumulative Effect of Changes
   in Accounting Principles..........        (.1)
Related tax benefit..................          -
                                           -----
Cumulative Effect of Changes
   in Accounting Principles..........      $ (.1)
                                           =====

Per Share Impact.....................      $   -
                                           =====

     In accordance with each standard, years prior to 1993 have not been restated. For 1993, the adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Company's prior pay-as-you-go method of accounting for such benefits.

     The accumulated postretirement benefit
obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                           January
                 December 31, 1993         1, 1993
                 Medical    Life   Total     Total
Accumulated post-
 retirement benefit
 obligation:
   Retirees....... $26.4   $ 2.4   $28.8     $33.4
   Fully eligible
    active plan
    participants..    .7       -      .7        .7
   Other active plan
    participants..   4.7       -     4.7       4.7
                   -----   -----   -----     -----
    Total APBO.... $31.8   $ 2.4    34.2      38.8

   Unrecognized net
     gain..........                  5.0         -
   Accrued liability
    for post-
    retirement
    benefits.......                $39.2     $38.8
                                   =====     =====

      The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.0% at January 1, 1993.
As a result of the Company's improved financial condition and recognizing the overall shift in the financial community, the Company lowered the weighted-average discount rate to 7.25% as of December 31, 1993. The change in rates resulted in approximately $2.0 million actuarial loss. The loss was offset by actual experience gains, primarily fewer claims and lower medical rate inflation, which resulted in a $5.0 million unrecognized net gain as of December 31, 1993.

     The components of the net periodic
postretirement benefits cost for 1993 were as follows ($ in millions):

Service costs........................        $  .1
Interest costs.......................          3.0
Net amortization of Corridor excess..            -
                                             -----

Net periodic postretirement
  benefit costs......................        $ 3.1


     The weighted-average annual assumed rate of increase in the per capital cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 14.0% for 1993 and is assumed to decrease gradually to 6.25% by 2001 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, as discussed, the plan limits annual inflation for the Company's portion of such costs to 9.5% each year. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Company's accumulated postretirement benefit obligation for the medical plans as of December
31, 1993, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.


10.   PROVISION FOR INCOME TAXES

     Effective January 1, 1992, the Company
adopted the Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes"
("SFAS No. 109"). As a result, the Company recorded a $23.4 million ($.55 per share) reduction in its accrued net deferred income tax liability as of January 1, 1992. The gain recorded upon adoption could not be recognized previously in accordance with SFAS No. 96 which the Company had adopted in 1988.

     The Company elected to report this change as the cumulative effect of a change of accounting principle. Therefore, prior year amounts were not restated.

     On August 10, 1993, the Omnibus Budget
Reconciliation Act of 1993, which contains a deficit reduction package, became law. Certain aspects of the Act directly affect the Company.
Most significantly, the new law increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Company to record additional deferred income tax expense of approximately $3.1 million to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993. The higher corporate rate is not anticipated to significantly affect the Company's cash flow.

     The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                          Years Ended December 31,
                          1993     1992     1991
                          ----     ----     ----

Current income tax:
  Federal.............    $23.6    $14.4    $ 9.4
 State...............       .9       1.6      1.0
Deferred income taxes.     31.9     21.4     20.4
                          -----     -----    -----
Provision for Income
  Taxes...............    $56.4    $37.4    $30.8

     The effective income tax rates for the years ended December 31, 1993, 1992 and 1991, were 38%,
34% and 32%, respectively. See Note 3 for the tax benefits associated with the extraordinary loss.

     The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):


                                            Years Ended December 31,
                                       1993         1992         1991
                                       ----         ----         ----
Expected tax expense
 computed at statutory rate......     $51.8  35%  $37.4  34%  $32.7  34%
Dividends received exclusion.....       (.1)  -     (.1)  -     (.1)  -
Impact of OBRA 1993 rate change..       3.1   2       -   -       -   -
State income taxes, net of
 Federal tax effect .............        .6   -     1.0   1      .7   1
Benefits of net operating loss
 carryforwards ..................         -   -       -   -    (3.8) (4)
Other items, net ................       1.0   1     (.9) (1)    1.3   1
                                      -----  --   ------ ---  -----  ---
Provision for Income Taxes.......     $56.4  38%  $37.4  34%  $30.8  32%

      Temporary differences between book and tax income arise because the tax effects of transactions are recorded in the year in which they enter into the determination of taxable income. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns. The net results of such differences are included in Deferred Income Taxes in the Consolidated Balance Sheets.

      The Company has an Alternative Minimum Tax
("AMT") carryforward credit of $.1 million at December 31, 1993. This excess of AMT over regular tax can be carried forward indefinitely to reduce future U.S. Federal income tax liabilities.
At December 31, 1993, this credit was used to reduce the recorded deferred tax liability.

      At December 31, 1993, the Company, for tax or financial statement reporting purposes, had no net operating loss carryovers.

      Deferred Income Taxes consisted of the
following ($ in millions):

                                 December 31,
                           -----------------------
                              1993           1992

Deferred tax assets...    $   82.2       $  114.4

Less: Valuation allowance.    (2.2)          (3.3)

 Deferred tax assets,
   net of valuation
   allowance                  80.0          111.1

Deferred tax liabilities.   (259.5)        (258.2)
                          ---------      ---------
- -
Deferred Income Taxes.... $ (179.5)      $ (147.1)

      The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

      Major types of deferred tax assets are:
reserves not yet deducted for tax purposes ($64.0 million) and safe harbor leases ($11.8 million).
Major types of deferred tax liabilities are:
accelerated depreciation ($206.2 million), land basis differences ($10.3 million) and debt marked to market ($2.1 million).

      The Company and the Railroad have a tax
sharing agreement whereby the Railroad's federal tax liability and combined state tax liabilities
(if any) are the lesser of (i) the Railroad's separate consolidated liability as if it were not a member of the Company's consolidated group or
(ii) the Company's consolidated liability computed without regard to any other subsidiaries of the Company. The Company and its financing/leasing subsidiaries have a tax sharing agreement whereby the subsidiary's federal income tax and state income tax liabilities are determined on a consolidated, or combined state income tax basis as if it were not a member of the Company's consolidated group, with no benefit for prior net operating losses or credit carryovers from prior years.


11.   COMMON STOCK AND DIVIDENDS

      The Company is authorized to issue
65,000,000 shares of Common Stock, par value
$.001.  At December 31, 1993, there were
42,614,566 shares of Common Stock outstanding.
Each holder of Common Stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders.
Subject to the rights and preferences of redeemable preferred stock, if any, each share of Common Stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. No shares of preferred stock were outstanding at December 31, 1993 and 1992.

      On February 4, 1992, the Board of Directors authorized a three-for-two stock split on Common
Stock. The split was in the form of a stock dividend and was paid on February 28, 1992.
Fractional shares were settled for cash. A total of 14,132,058 shares were issued from authorized but unissued shares. In 1992, the Board of Directors initiated a policy of quarterly dividends on the Common Stock of the Company.
Future dividends may be dependent on the ability of the Railroad to pay dividends to the Company.
Certain covenants of the Railroad's debt restrict the level of dividends it may pay to the Company.
At December 31, 1993, approximately $76 million was free of such restrictions.

      The Company awarded 25,000 shares and
150,000 shares of restricted stock to eligible employees of the Railroad in 1993 and 1992, respectively. No cash payments are required by the individuals. Shares awarded under the plans may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with the Railroad is terminated. A total of 13,500 shares were forfeited in 1993. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions will lapse at that time.
The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Company's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the service period. Compensation expense was $.8 million and $.5 million in 1993 and 1992, respectively.

      In 1992, the Company awarded 200,000 shares to Mr. Moyers as well. Of this amount, 133,000 were vested upon his retirement in 1993. The remaining 67,000 were forfeited in 1993 when Mr.
Moyers was employed by another Class I railroad.
See Note 15.


12.   COMPENSATION AND STOCK OPTIONS

      Stock Purchase Plan.  Under the Company's
1990 Stock Purchase Plan (the "Stock Plan"),
736,380 shares (post split) of Common Stock were made available from shares held by Prospect for sale to key employees and officers of the Company other than Mr. Moyers, as determined by the Company's Board of Directors. Shares so awarded were sold at a price of $.10 per share (post split)(which was Prospect's approximate original per share cost for such stock as adjusted for the 3 for 2 stock split in February 1992). In general, shares awarded pursuant to the Stock
Purchase Plan are restricted for a period of four years and vest at a rate of 25% per year. At
December 31, 1993, only 130,313 shares are restricted. All shares will vest prior to June
30, 1994, with 126,563 vesting on or before April
1, 1994. Unvested shares are subject to repurchase by the Company at a price of $.267 per share upon the termination of the participant's employment, other than as a result of death or permanent disability. The unawarded shares (63,270) and those repurchased in 1991 are now classified as Treasury Stock.


      Long-Term Incentive Plan.  Under the
Company's 1990 Long-Term Incentive Plan (the
"Long-Term Incentive Plan") shares of Common Stock are available for issuance upon the exercise of incentive options that may be awarded by the Compensation Committee to directors and selected salaried employees of the Company and its affiliates and to certain other individuals who possess the potential to contribute to the future success of the Company. The Compensation
Committee also has the authority under the Long-
Term Incentive Plan to award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards, and to determine the consideration to be paid by the participant for any awards, any limits on transfer of awards, and, within certain limits, other terms of awards. In the case of options
(other than options granted to directors who are not full-time employees of the Company ("Outside
Directors"), as described below) granted under the Long-Term Incentive Plan, the Committee has the power to determine the exercise price of the option (which cannot be less than 50% of the fair market value on the date of grant of the shares subject to the option), the term of the option, the time and method of exercise and whether the options are intended to qualify as "incentive stock options" pursuant to Section 422A of the Internal Revenue Code.

      Outside Directors of the Company also
participate in the Long-Term Incentive Plan and are granted an option to purchase 15,000 shares of Common Stock upon initial appointment or election.
In addition, Outside Directors as of November 1990 were granted options to purchase an additional
10,000 shares, which grants were approved at the 1991 Annual Meeting of Stockholders. Also on the date of each Annual Meeting, each Outside Director of IC who serves immediately prior to such date and who will continue to serve after such date
(whether as a result of such director's re-election or by reason of the continuation of such director's term), will be granted an option to purchase 1,500 shares of Common Stock. Options granted to Outside Directors entitle such persons to purchase Common Stock at the fair market value of such Common Stock on the date the option was granted. Options held by Outside Directors expire
10 years from the date of grant, or, if earlier, one year following termination of service as a director for any reason other than death or disability. Such options become exercisable in full six months after their date of grant.

      At the 1993 Annual Meeting, the stockholders authorized an additional one million shares to be available for issuance under the Long-Term
Incentive Plan.

      The following table summarizes the shares available for award under the Incentive Plan for the year ended December 31, 1993:

Reserved shares at
 beginning of year...........             904,000
Options exercised............ (49,500)
Restricted stock awarded..... (25,000)    (74,500)
                              --------   --------
    Subtotal..................            829,500
Increase in authorized shares.          1,000,000
Shares of restricted stock
 forfeited....................             80,500
Change in options outstanding
 during year..................           (482,500)
                                        ---------
Shares available for award
 at end of year...............          1,427,500

      The following table summarizes changes in shares under option for the year ended December
31, 1993:

                                                                        Option
                           Outside                                   Price Range
                          Directors    Employees     Total             Per Share
                          ---------    ---------     -----         ------------------

Outstanding options
- - beginning of year.....   199,500         -        199,500        $ 8.000 to $22.750

Options - Granted.......    12,000      520,000     532,000        $24.875 to $31.250
        - Exercised.....   (49,500)        -        (49,500)       $ 8.000 to $27.750
        - Terminated....      -            -           -
                           -------      -------     -------
Change during the year..   (37,500)     520,000     482,500
                           -------      -------     -------
Outstanding options
 - end of year..........   162,000      520,000     682,000


Last Date Exercisable     4-21-2003   11-23-2003

      The Compensation Committee awarded stock options to employees under the Long-Term Incentive
Plan for the first time in 1993. Awards, all at fair market value, vest ratably over four years and expire 10 years from date of grant.

      In 1993, Outside Directors exercised 7,500 options at $12.00 per share when the market price was $25.625 per share, 7,500 options at $12.00 per share when the market price was $27.875 per share and a total of 34,500 options at prices ranging from $8.000 per share to $27.750 per share when the market price was approximately $33.00 per share.

      See Notes 11 and 15 for a discussion of the restricted stock issued under the Long-Term
Incentive Plan.


13.   CONTINGENCIES, COMMITMENTS AND CONCENTRATION
        OF RISKS

      The Company has unconditionally guaranteed its finance subsidiary's $32.1 million obligations.

      The Company is self-insured for the first $5
million of each loss. The Company carries $295 million of liability insurance per occurrence, subject to an annual cap of $370 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

      As of December 31, 1993, the Company had
$4.0 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Company. Such letters of credit expire in 1994 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver (see Note 8).

      The Company has guaranteed repayment of
certain indebtedness of a jointly owned company aggregating $7.8 million. The Company's primary share is $1.0 million; the remainder is a primary obligation of other unrelated owner companies.

      There are various regulatory proceedings, claims and litigation pending against the Company.
 While the ultimate amount of liability that may result cannot be determined, in the opinion of the Company's management, based on present information, adequate provisions for liabilities have been recorded. See "Management's Discussion and Analysis - Other" for a discussion of environmental matters.


14.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
        INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and temporary cash investments. The carrying amount approximates fair value because of the short maturity of those instruments.

      Investments. The Company has investments of $10.3 million in 1993 and $11.1 million in 1992 for which there are no quoted market prices.
These investments are in joint railroad
facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value.
The Company's remaining investments ($5.4 million in 1993 and $3.9 million in 1992) are accounted for by the equity method.

      Long-term debt.  The fair value of the
Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

      Fuel hedge agreements. The fair value of fuel hedging agreements is the estimated amount that the Company would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties. At December 31, 1993 and 1992, the fair value was a liability of $4.6 million and less than $.1 million, respectively.

      The estimated fair values of the Company's financial instruments at December 31, are as follows ($ in millions):

                                                     1993                     1992
                                            ---------------------     --------------------
                                             Carrying       Fair       Carrying      Fair
                                             Amount        Value       Amount       Value

Cash and temporary cash investments         $  10.7       $ 10.7      $ 34.6       $ 34.6
Investments........................            10.3         10.3        11.1         11.1
Debt...............................          (384.6)      (406.0)     (380.0)      (430.1)

15.   SPECIAL CHARGE

      In 1992, the Company recorded a pretax
special charge of $8.9 million as part of operating expense. The special charge reduced Net
Income by $5.9 million or $.13 per share.

      The special charge consisted of $7 million for various costs associated with the retirement of Mr. Moyers and the related organizational changes. The costs associated with Mr. Moyers' retirement include the present value of his pension, accelerated vesting of a portion of his restricted stock award and certain costs of a non-competition agreement. The remaining $1.9 million was for the disposition costs of railcars and a building and its adjacent land.

16.  SELECTED QUARTERLY FINANCIAL DATA -
      (UNAUDITED)($ IN MILLIONS, EXCEPT SHARES
      DATA:


                                 FIRST       SECOND      THIRD      FOURTH
1993                             QUARTER     QUARTER     QUARTER    QUARTER(a)
- ----                             -------     -------     -------    ---------
Revenues......................   $142.7       $132.1      $147.4    $142.5
Operating income..............     46.4         38.3        46.4      48.4
Income before extraordinary
 item and cumulative effect
 of changes in accounting
 principles...................     24.0         19.9        21.5      26.3
Net income (loss).............     23.9         (3.5)       21.5      26.3

Income per share:
  Before extraordinary item
   and cumulative effect......   $  .56       $  .47      $  .50    $  .61
  Extraordinary item..........       -          (.55)          -         -
  Cumulative effect...........       -            -            -         -
                                 ------       ------      ------    ------
  Net income (loss) per share.   $  .56       $ (.08)     $  .50    $  .61

1992

Revenues......................   $138.7       $129.9      $131.4    $147.4
Operating income..............     42.6         36.7        36.5      35.7
Income before cumulative
 effect of change in
 accounting principle.........     21.1         16.9        17.6      16.9
Net income....................     44.5         16.9        17.6      16.9

Income per share:
  Before cumulative effect....   $  .50       $  .40      $  .41    $  .39
  Cumulative effect...........      .55           -           -         -
                                 ------       ------      ------    ------
  Net income per share........   $ 1.05       $  .40      $  .41    $  .39

1991

Revenues......................   $138.0       $131.3      $139.8    $140.6
Operating income..............     36.8         35.1        34.6      39.1
Net income....................     15.3         13.7        17.6      18.8

Net income per share..........   $  .43       $  .35      $  .41    $  .45

      Per share amounts in 1991 have been restated to reflect the 3-for-2 stock split that occurred in February 1992.

- -----------------------

      (a)   Includes the special charge recorded in
            the fourth quarter of 1992, see Note 15.









       ILLINOIS CENTRAL CORPORATION
             AND SUBSIDIARIES


           --------------------


       -----------------------------


             F O R M  10-K




      FINANCIAL STATEMENT SCHEDULES

    SUBMITTED IN RESPONSE TO ITEM 14(a)

     ILLINOIS CENTRAL CORPORATION
          AND SUBSIDIARIES





            -------------
            -------------


              I N D E X

                 T O
    FINANCIAL STATEMENT SCHEDULES
 SUBMITTED IN RESPONSE TO ITEM 14(a)




Schedules for the three years ended
   December 31, 1993:

  II-Amounts receivable from related parties, and underwriters, promoters and employees other than related parties... F-26

 III-Condensed financial information........ F-27

   V-Property, plant and equipment.......... F-30

  VI-Accumulated depreciation and amortization
     of property, plant and equipment....... F-31

 VII-Guarantees of securities of other
      issuers............................... F-32

VIII-Valuation and qualifying accounts...... F-33



Pursuant to Rule 5.04 of General Rules of
Regulation S-X, all other schedules are omitted because they are not required or because the required information is set forth in the financial statements or related notes thereto.



            -------------
            -------------

             ILLINOIS CENTRAL CORPORATION
                   AND SUBSIDIARIES

   SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED
    PARTIES, AND UNDERWRITERS, PROMOTERS, AND
       EMPLOYEES OTHER THAN RELATED PARTIES
                ($ in millions)


                                         Balance
                                          at end
                                            of
                                           year
              Balance                  -----------
              at begin-                      Non-
Name of       ning of    Addi- Deduc-  Curr- Curr-
Debtor          year     tions tions   ent   ent
- ------        ---------  ----- ------  ----  -----
E. L. Moyers    $.7        -       -   $.2    $.5


- -----------------


      Pursuant to a four-year note dated May 15, 1992, bearing interest at the rate of 7.1%, Mr.
Moyers became indebted to the Company in the principal amount of $1,000,000. In connection with Mr. Moyers' decision to retire and resign from the Board, Mr. Moyers repaid $238,500 of principal and interest and the Compensation
Committee forgave an additional $200,000 principal amount of the loan. The May 15, 1992 note was cancelled in favor of a new note (the "Note") to be repaid in four annual installments of principal and interest, commencing on February 18, 1994.
The Note provides that unpaid principal, including any accrued interest thereon, is to be accelerated in the event of a breach of the non-competition covenant contained in Mr. Moyers' consulting and non-competition agreement with the Company. The
Note bears interest at a rate of 6.22% per annum and is prepayable in whole or in part at any time.
Any unpaid principal, including any accrued interest thereon, is to be forgiven in the event of Mr. Moyers' death or disability.

                              ILLINOIS CENTRAL CORPORATION
                                     AND SUBSIDIARIES

                     SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                       Illinois Central Corporation--Parent Company
                              Condensed Statements of Income
                            ($ in millions, except share  data)

                                                  Years Ended December 31,
                                                1993        1992        1991
Operating expenses..................       $     0.2   $     0.3   $     0.3
                                            --------    --------    --------
Operating (loss)....................            (0.2)       (0.3)       (0.3)

Other income (expense), net.........            (1.3)       (1.6)       (1.3)
Interest income.....................               -         0.4         1.0
                                            --------    --------    --------
Income (loss) before taxes and
  earnings of subsidiaries..........            (1.5)       (1.5)       (0.6)
Earnings of subsidiaries............            69.1        97.0        65.8
Provision (benefit) for income taxes            (0.6)       (0.4)       (0.2)
                                            --------    --------    --------
Net income...................              $    68.2   $    95.9   $    65.4
                                            --------    --------    --------
Income per share (a).........              $    1.59   $    2.25   $    1.64
                                            ========    ========    ========
Weighted average number of shares
   outstanding (thousands) (a).....         42,679.7    42,600.1    39,830.2

   The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

   (a) Reflects 3-for-2 stock split in February
        1992.

                                ILLINOIS CENTRAL CORPORATION
                                       AND SUBSIDIARIES

                     SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                       Illinois Central Corporation--Parent Company
                                  Condensed Balance Sheets
                                       ($ in millions)
                                                               December 31,
                                                             1993         1992
                        ASSETS
Current assets:
   Cash and temporary cash investments..............      $    1.3     $    9.0
   Receivables......................................          16.0          7.5
   Other current assets.............................           0.1            -
                                                           -------      -------
      Total current assets..........................          17.4         16.5

Investments in subsidiaries.........................         375.1        332.1

Other assets........................................           0.5            -
                                                           -------      -------
      Total assets..................................      $  393.0     $  348.6
                                                           =======      =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................      $    6.3     $    4.1
   Dividends payable................................           8.9          6.4
   Income taxes payable.............................          (1.9)        (1.2)
   Taxes other than income taxes....................             -          0.1
                                                           -------      -------
      Total current liabilities.....................          13.3          9.4

Deferred income taxes...............................           0.7          0.4

Other liabilities and reserves......................           1.6            -

Contingencies and commitments

Stockholders' equity (a):
   Common stock, par value $.001 authorized 65,000,000
     shares: 42,837,064 shares issued and 42,614,566
     shares outstanding.............................             -            -
   Additional paid-in capital.......................         164.2        160.9
   Retained income..................................         216.5        177.9
   Treasury stock (222,498 shares)..................          (3.3)           -
                                                           -------      -------
      Total stockholders' equity....................         377.4        338.8
                                                           -------      -------
      Total liabilities and stockholders' equity....      $  393.0     $  348.6
                                                           =======      =======

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

   (a) Reflects 3-for-2 stock split in February
       1992.

                            ILLINOIS CENTRAL CORPORATION
                                   AND SUBSIDIARIES
                   SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                     Illinois Central Corporation--Parent Company
                            Condensed Statements of Cash Flows
                                    ($ in millions)

                                                          Years Ended December 31,
                                                    1993       1992       1991
Cash flows from operating activities:
   Net income...............................       $   68.2   $   95.9   $   65.4
   Reconciliation of net income to net cash
      provided by operating activities:
      Deferred income taxes.....................        0.3        0.3       (0.1)
      Earnings of subsidiaries..................      (69.1)     (97.0)     (65.8)
      Cash changes in working capital:
         Receivables............................        0.1       (0.4)      (0.5)
         Other current assets...................       (0.1)         -          -
         Accounts payable.......................        2.2        1.4        2.6
         Income taxes payable...................       (0.7)      (1.0)      (0.1)
         Taxes other than income taxes..........       (0.1)       0.1          -
      Changes in other assets...................       (0.5)       0.1       (0.1)
      Changes in other liabilities and reserves.        1.1          -          -
                                                    -------    -------    -------
         Net cash provided by (used for)
          operatint activities..................        1.4       (0.6)       1.4

Cash flows from investing activities:
   Capital contribution to subsidiaries.........       (9.9)         -      (50.1)
   Dividends received from subsidiaries.........       27.4        6.4          -
                                                    -------    -------    -------
Net cash provided by (used for)
          investint activities..................       17.5        6.4      (50.1)


Cash flows from financing activities:
   Proceeds from stock sale.....................          -          -       63.1
   Dividends paid...............................      (27.1)     (14.8)         -
   Proceeds from exercise of stock options and
     warrants...................................        0.5        0.2        3.4
                                                    -------    -------    -------
      Net cash provided by (used for)
           financing activities.................      (26.6)     (14.6)      66.5
                                                    -------    -------    -------

Changes in cash and temporary cash investments..       (7.7)      (8.8)      17.8
Cash and temporary cash investments at beginning
  of period.....................................        9.0       17.8          -
                                                    -------    -------    -------
Cash and temporary cash investments at end of
  period........................................   $    1.3   $    9.0   $   17.8
                                                    =======    =======    =======
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest (net of amount capitalized)......   $      -   $      -   $      -
                                                    =======    =======    =======
      Income taxes..........................       $      -   $      -   $      -
                                                    =======    =======    =======

   The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                              ILLINOIS CENTRAL CORPORATION
                                    AND SUBSIDIARIES

                        SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                      ($ in millions)


Year Ended December 31, 1993
                                                                     Other
                               Balance at                           Charges       Balance
                               Beginning  Additions               Debit (Credit)  At End
      Classification           Of Year    At Cost    Retirements       (1)        Of Year
Road and structures,
   including land...........   $  909.5   $   50.3   $   11.9     $      -        $  947.9
Equipment...................       75.2       46.1        4.5          1.3           118.1
Other, principally land.....       40.6          -        0.2            -            40.4
                                -------    -------    -------      -------         -------
      Total.................   $1,025.3   $   96.4   $   16.6     $    1.3        $1,106.4
                                =======    =======    =======      =======         =======

Year Ended December 31, 1992

                                                                     Other
                               Balance at                           Charges       Balance
                               Beginning  Additions               Debit (Credit)  At End
      Classification           Of Year    At Cost    Retirements       (2)        Of Year
Road and structures,
   including land...........   $  864.9   $   46.4   $    8.0     $    6.2        $  909.5
Equipment...................       70.0        4.4        2.9          3.7            75.2
Other, principally land.....       40.7          -        0.1            -            40.6
                                -------    -------    -------      -------         -------
      Total.................   $  975.6   $   50.8   $   11.0     $    9.9        $1,025.3
                                =======    =======    =======      =======         =======

Year Ended December 31, 1991

                               Balance at                              Other      Balance
                               Beginning  Additions                   Charges     At End
      Classification           Of Year    At Cost    Retirements   Debit (Credit) Of Year
Road and structures,
   including land...........   $  846.9   $   36.3   $   18.3      $      -       $  864.9
Equipment...................       57.8       13.6        1.4             -           70.0
Other, principally land.....       40.9          -        0.2             -           40.7
                                -------    -------    -------       -------        -------
       Total.................  $  945.6   $   49.9   $   19.9      $      -       $  975.6
                                =======    =======    =======       =======        =======

(1) Reclassification of properties from "Other
     Assets."
(2) Reclassification of properties from "Assets
     Held For Disposition."

                           ILLINOIS CENTRAL CORPORATION
                                  AND SUBSIDIARIES

                        SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                        AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                       ($ in millions)

Year Ended December 31, 1993
                                           Additions
                               Balance at   Charged                  Other        Balance
                               Beginning  To Cost And               Charges       At End
         Classification        Of Year      Expenses  Retirements Debit (Credit)  OfYear
Road and structures,
   including land............  $  10.0    $ 18.9      $  16.5     $     -          $  12.4
Equipment....................      5.8       4.1          1.4           -              8.5
Other, principally land......        -         -            -           -                -
                                ------     -----       ------      -------          ------
      Total..................  $  15.8    $ 23.0      $  17.9     $     -          $  20.9
                                ======     =====       ======      =======          ======

Year Ended December 31, 1992

                                           Additions
                               Balance at   Charged                  Other        Balance
                               Beginning  To Cost And               Charges       At End
         Classification        Of Year      Expenses  Retirements Debit (Credit)  OfYear
Road and structures,
   including land............  $   3.7    $ 18.2      $  11.9     $     -         $  10.0
Equipment....................      3.6       3.2          1.0           -             5.8
Other, principally land......        -         -            -           -               -
                                ------     -----       ------      -------          ------
      Total..................  $   7.3    $ 21.4      $  12.9     $     -         $  15.8
                                ======     =====       ======      =======          ======

Year Ended December 31, 1991

                                           Additions
                               Balance at   Charged                  Other        Balance
                               Beginning  To Cost And               Charges       At End
         Classification        Of Year      Expenses  Retirements Debit (Credit)  OfYear
Road and structures,
   including land............  $   4.2    $ 17.5      $  18.0     $     -         $   3.7
Equipment....................      1.8       2.5          0.7           -             3.6
Other, principally land......        -         -           -            -               -
                                ------     -----       ------      -------          ------
      Total..................  $   6.0    $ 20.0      $  18.7     $     -         $   7.3
                                ======     =====       ======      =======          ======

         ILLINOIS CENTRAL CORPORATION
              AND SUBSIDIARIES

SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER
                    ISSUERS


    AS OF DECEMBER 31, 1993, 1992 AND 1991
                ($ IN MILLIONS)



Column A      Column B     Column C      Column D
- --------      --------     --------      --------

Name of       Title of     Total Amount  Nature of
Issuer of     Issue of     Guaranteed    Guarantee
Securities    Class of     and
Guaranteed    Securities   Outstanding
by Person     Guaranteed
for Which
Statement
is Filed
- -----------   ----------   ------------   --------

Terminal      Refunding        $7.8      Principal
Railroad      and                        and
Association   Improvement                annual
of St.        Mortgage 4%                interest
Louis         Bonds,
St. Louis     Series "C",
              due 7/1/2019

                                       ILLINOIS CENTRAL CORPORATION
                                              AND SUBSIDIARIES

                           SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                                             ($ in millions)
Year Ended December 31, 1993
                                      Balance at  Additions   Payments    Balance
                                      Beginning   Charged      And        At End
        Classification                Of Year     To Expense  (Charges)   Of Year
Redundancy and guarantee reserves...  $  51.6     $   1.8     $   9.8     $  43.6
Casualty and other reserves.........     67.4        18.8        23.9        62.3
Bad debt reserve....................      2.6         2.0         1.5         3.1
Taxes...............................      3.3           -         1.1         2.2
                                       ------      ------      ------      ------
      Total.........................  $ 124.9     $  22.6     $  36.6     $ 110.9
                                       ======      ======      ======      ======
Year Ended December 31, 1992
                                      Balance at  Additions   Payments    Balance
                                      Beginning   Charged      And        At End
        Classification                Of Year     To Expense  (Charges)   Of Year
Redundancy and guarantee reserves...  $  61.3     $   2.1     $  11.8     $  51.6
Casualty and other reserves.........     60.4        21.3        14.3        67.4
Bad debt reserve....................      5.1         1.9         4.4         2.6
Taxes...............................        -         3.7         0.4         3.3
                                       ------      ------      ------      ------
      Total.........................  $ 126.8     $  29.0     $  30.9     $ 124.9
                                       ======      ======      ======      ======
Year Ended December 31, 1991
                                      Balance at  Additions   Payments    Balance
                                      Beginning   Charged      And        At End
        Classification                Of Year     To Expense  (Charges)   Of Year
Redundancy and guarantee reserves...  $  84.0     $     -     $  22.7     $  61.3
Casualty and other reserves.........     61.2        26.4        27.2        60.4
Bad debt reserve....................      5.3         1.9         2.1         5.1
                                       ------      ------      ------      ------
      Total.........................  $ 150.5     $  28.3     $  52.0     $ 126.8
                                       ======      ======      ======      ======

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

  3.1       Articles of Incorporation of
            Illinois Central Railroad
            Company, as amended.
            (Incorporated by reference to
            Exhibit 3.1 to the
            Registration Statement of
            Illinois Central Railroad
            Company on Form S-1. (SEC File
            No. 33-29269))

  3.2       By-Laws of Illinois Central
            Railroad Company, as amended.
            (Incorporated by reference to
            Exhibit 3.2 to the
            Registration Statement of
            Illinois Central Railroad
            Company on Form S-1. (SEC File
            No. 33-29269))

  3.3       Restated Articles of
            Incorporation of Illinois
            Central Corporation.
            (Incorporated by reference to
            Exhibit 3.1 to the Quarterly
            Report of the Illinois Central
            Corporation on Form 10-Q for
            the three months ended
            September 30, 1991.  (SEC File
            No. 1-10720))

  3.4       By-Laws of Illinois Central
            Corporation, as amended.
            (Incorporated by reference to
            Exhibit 3.4 to the
            Registration Statement of
            Illinois Central Corporation
            and Illinois Central Railroad
            Company on Form S-1. (SEC File
            Nos. 33-36321 and 33-36321-
            01))

  3.5       Certificate of Retirement of
            Illinois Central Corporation
            (Incorporated by reference to
            Exhibit 3.3 to the
            Registration Statement of
            Illinois Central Corporation and
            Illinois Central Railroad
            Company on Form S-1, as
            amended.  (SEC File No. 33-
            40696 and Post-Effective
            Amendments to Registration
            Statement Nos. 33-36321 and
            33-36321-01))

  3.6       Certificate of Elimination of
            Illinois Central Corporation.
            (Incorporated by reference to
            Exhibit 3.2 to the Quarterly
            Report of the Illinois Central
            Corporation on Form 10-Q for
            the three months ended
            September 30, 1991.  (SEC File
            No. 1-10720))


- --------------------

  * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX
Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

  4.1       Form of 14-1/8% Senior
            Subordinated Debenture
            Indenture dated as of
            September 15, 1989 (the
            "Senior Subordinated Debenture
            Indenture") between Illinois
            Central Railroad Company and
            United States Trust Company of
            New York, Trustee (including
            the form of 14-1/8% Senior
            Subordinated Debenture
            included as Exhibit A
            therein).  (Incorporated by
            reference to Exhibit 4.1 to
            the Registration Statement of
            Illinois Central Railroad
            Company on Form S-1, as
            amended. (SEC File No. 33-
            29269))

  4.2       Restated Articles of
            Incorporation of Illinois
            Central Corporation (included
            in Exhibit 3.3)

  4.3       Form of the Amended and
            Restated Revolving Credit and
            Term Loan Agreement dated as
            of September 22, 1989, and
            amended and restated as of
            July 23, 1991, among Illinois
            Central Railroad Company and
            the Banks named therein
            (including the Form of the
            Restated Revolving Credit
            Note, the Form of the Restated
            Term Note, the Form of the
            Intercreditor Agreement, the
            Form of the Security Agreement
            and the Form of the Bond
            Pledge Agreement included as
            Exhibits A, B, G, H and I,
            respectively, therein).
            (Incorporated by reference to
            Exhibit 4.1 to the Quarterly
            Report of Illinois Central
            Railroad Company on Form 10-Q
            for the three months ended
            September 30, 1991. (SEC File
            No. 1-7092))

  4.4       Amendment No. 1 dated as of
            February 28, 1992, to the
            Amended and Restated Revolving
            Credit and Term Loan Agreement
            dated as of September 22,
            1989, and amended and restated
            as of July 23, 1991, among
            Illinois Central Railroad
            Company and the Banks named
            therein. (Incorporated by
            reference to Exhibit 4.3 to
            the Annual Report on Form 10-K
            for the year ended December
            31, 1991, for the Illinois
            Central Railroad Company filed
            March 12, 1992.  (SEC File No.
            1-7092))

  4.5       Form of Guaranty dated as of
            September 22, 1989, and
            amended and restated as of
            July 23, 1991, among Illinois
            Central Corporation and the
            Banks named therein that are
            or may become parties to the
            Amended and Restated Revolving
            Credit and Term Loan Agreement
            dated as of September 22,
            1989, and amended and restated
            as of July 23, 1991, among the
            Illinois Central Railroad
            Company and the Banks named
            therein.  (Incorporated by
            reference to Exhibit 4.3 to
            the Quarterly Report of
            Illinois Central Corporation
            on Form 10-Q for the three
            months ended September 30,
            1991. (SEC File No. 1-10720))

  4.6       Form of Pledge Agreement dated
            as of September 22, 1989, and
            amended and restated as of
            July 23, 1991, among Illinois
            Central Corporation and the
            Banks named therein that are
            or may become parties to the
            Amended and Restated Revolving
            Credit and Term Loan Agreement
            dated as of amended and restated
            as of July 23, 1991, among the
            Illinois Central Railroad
            Company and the Banks named
            therein and the Senior Note
            Purchasers that are parties to
            the Note Purchase Agreement
            dated as of July 23, 1991.
            (Incorporated by reference to
            Exhibit 4.4 to the Quarterly
            Report of Illinois Central
            Corporation on Form 10-Q for
            the three months ended
            September 30, 1991. (SEC File
            No. 1-10720))

  4.7       Form Supplemental Indenture
            dated July 23, 1991, between
            Illinois Central Railroad
            Company and Morgan Guaranty
            Trust Company of New York
            relating to First Mortgage
            Adjustable Rate Bonds, Series
            M. (Incorporated by reference
            to Exhibit 4.2 to the
            Quarterly Report of Illinois
            Central Railroad Company on
            Form 10-Q for the three months
            ended September 30, 1991. (SEC
            File No. 1-7092))

  4.8       Form of Note Purchase
            Agreement dated as of July 23,
            1991, among Illinois Central
            Railroad Company, as issuer,
            and Illinois Central
            Corporation, as guarantor, for
            10.02% Guaranteed Senior
            Secured Series A Notes due
            1999 and for 10.4% Guaranteed
            Senior Secured Series B Notes
            due 2001 (including the Form
            of Series A Note and Series B
            Note included as Exhibits A-1
            and A-2, respectively,
            therein). (Incorporated by
            reference to Exhibit 4.3 to
            the Quarterly Report of the
            Illinois Central Railroad
            Company on Form 10-Q for the
            three months ended September
            30, 1991.  (SEC File No.
            1-7092))

  4.9       Form of the Loan and Security
            Agreement dated as of December
            6, 1991, between IC Leasing
            Corporation I and Hitachi
            Credit America Corp.
            (including the Form of the
            Initial Funding Credit Note,
            the Form of the Refurbishing
            Credit Note, the Form of
            Assignment of Lease and
            Agreement, the Form of the
            Pledge Agreement between IC
            Financial Services Corporation
            and Hitachi Credit America
            Corp. and the Form of the
            Guaranty Agreement between
            Illinois Central Corporation
            and Hitachi Credit America
            Corp. included as Exhibits D,
            E, F, G and H, respectively,
            therein).  (Incorporated by
            reference to Exhibit 4.9 to
            the Annual Report on Form 10-K
            for the year ended December
            31, 1991, for the Illinois
            Central Corporation filed
            March 12, 1992. (SEC File No.
            1-10720))

 4.10       Form of the Trust Agreement
            dated as of March 30, 1993,
            between IC Leasing Corporation
            II and Wilmington Trust
            Company.  (Incorporated by
            reference to Exhibit 4.10 to
            the Current Report of Illinois
            Central Corporation on Form 8-
            K dated May 7, 1993.  (SEC
            File No. 1-10720))

 4.11       Form of the Security Agreement
            and Mortgage dated as of March
            30, 1993, between IC  Leasing
            Trust II and UNUM Life
            Insurance Company of America
            (Including the Form of the
            Promissory Note between IC
            Leasing Trust II and UNUM
            Life Insurance Company of
            America included as Exhibit A,
            therein).  (Incorporated by
            reference to Exhibit 4.11 to
            the Current Report of Illinois
            Central Corporation on Form 8-
            K dated May 7, 1993.  (SEC
            File No. 1-10720))

 4.12       Assignment of Lease and
            Conveyance dated March 30,
            1993, between IC Leasing
            Corporation II and IC Leasing
            Trust II.  (Incorporated by
            reference to Exhibit 4.12 to
            the Current Report of Illinois
            Central Corporation on Form 8-
            K dated May 7, 1993.  (SEC
            File No. 1-10720))

 4.13       Assignment of Lease and
            Conveyance dated March 30,
            1993, between IC Leasing Trust
            II and UNUM Life Insurance
            Company of America.
            (Incorporated by reference to
            Exhibit 4.13 to the Current
            Report of Illinois Central
            Corporation on Form 8-K dated
            May 7, 1993.  (SEC File No. 1-
            10720))

 4.14       Form of the Amended and
            Restated Demand Promissory
            Note between IC Leasing
            Corporation III and The First
            National Bank of Boston dated
            December 3, 1993, and amended
            and   restated  as  of
            January 3, 1994.

 4.15       Form of the Guaranty dated as
            of December 3, 1993, between
            Illinois Central Corporation
            and The First National Bank of
            Boston.

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 4.16       Security Agreement dated as of
            December 3, 1993, between IC
            Leasing Corporation III and
            The First National Bank of
            Boston and Amendment No. 1 to
            the Security Agreement dated
            as of January 3, 1994.

 4.17       Form of the Revolving Credit
            Agreement dated as of October
            27, 1993, among Illinois
            Central Railroad Company and
            the Banks named therein
            (including the Form of the
            Note, the Form of the
            Competitive Bid Request, Form
            of the Notice of Competitive
            Bid Request, Form of the
            Competitive Bid and Form of
            the Competitive Bid
            Accept/Reject Letter included
            as Exhibits A,   B-1, B-2, B-3
            and B-4, respectively,
            therein).  (Incorporated by
            reference to Exhibit 4.8 to
            the Annual Report on Form 10-K
            for  the  year   ended
            December 31, 1993, for
            Illinois Central Railroad
            Company filed March 16, 1994.
            (SEC File No. 1-7092))

 4.18       Form of the Amended and
            Restated Revolving Credit
            Agreement dated as of October
            27, 1993, among Illinois
            Central Railroad Company and
            the Banks named therein
            (including the Form of the
            Note, the Form of the
            Competitive Bid Request, Form
            of the Notice of Competitive
            Bid Request, Form of the
            Competitive Bid and Form of
            the Competitive Bid
            Accept/Reject Letter included
            as Exhibits A, B-1, B-2, B-3
            and B-4, respectively,
            therein).  (Incorporated by
            reference to Exhibit 4.8 to
            the Annual Report on Form 10-K
            for  the  year   ended
            December 31, 1993, for
            Illinois Central Railroad
            Company filed March 16, 1994.
            (SEC File No. 1-7092))

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 4.19       Form of Commercial Paper
            Dealer Agreement between
            Illinois Central Railroad
            Company and Lehman Commercial
            Paper, Inc. dated as of
            November 19, 1993.
            (Incorporated by reference to
            Exhibit 4.10 to the Annual
            Report on Form 10-K for the
            year  ended  December 31, 1993
            for Illinois Central Railroad
            Company filed March 16, 1994.
            (SEC File No. 1-7092))

 4.20       Form of Issuing and Paying
            Agency Agreement of the
            Illinois Central Railroad
            Company related to the
            Commercial Paper Program
            between Illinois Central
            Railroad Company and Bank
            America National Trust Company
            dated as of November 19, 1993,
            (including Exhibit A the Form
            of Certificated Commercial
            Paper Note included therein).
            (Incorporated by reference to
            Exhibit 4.11 to the Annual
            Report on Form 10-K for the
            year  ended  December 31, 1993
            for Illinois Central Railroad
            Company filed March 16, 1994.
            (SEC File No. 1-7092))

 10.1 *     Form of supplemental
            retirement and savings plan.
            (Incorporated by reference to
            Exhibit 10C to the
            Registration Statement of
            Illinois Central
            Transportation Co. on Form 10
            filed on October 7, 1988, as
            amended.  (SEC File No. 1-
            10085))

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 10.2 *     Form of management incentive
            compensation plan.
            (Incorporated by reference to
            Exhibit 10D to the
            Registration Statement of
            Illinois Central
            Transportation Co. on Form 10
            filed on October 7, 1988, as
            amended.  (SEC File No. 1-
            10085))

 10.3       Consolidated Mortgage dated
            November 1, 1949 between
            Illinois Central Railroad
            Company and Guaranty Trust
            Company of New York, Trustee,
            as amended. (Incorporated by
            reference to Exhibit 10.8 to
            the Registration Statement of
            Illinois Central Railroad
            Company on Form S-1, as
            amended. (SEC File No. 33-
            29269))

 10.4       Form of indemnification
            agreement dated as of January
            29, 1991, between Illinois
            Central Corporation and
            certain officers and
            directors.  (Incorporated by
            reference to Exhibit 10.9 to
            the Annual Report on Form 10-K
            for the year ended December
            31, 1990, for the Illinois
            Central Corporation filed on
            April 1, 1991.  (SEC File No.
            1-10720))

 10.5 *     Form of IC 1990 Stock Purchase
            Plan. (Incorporated by
            reference to Exhibit 10.6 to
            the Registration Statement of
            Illinois Central Corporation
            on Form 10 filed on January 5,
            1990, as amended. (SEC File
            No. 1-10720))

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 10.6 *     Form of IC Long-Term Incentive
            Option Plan.  (Incorporated by
            reference to Exhibit 10.17 to
            the Registration Statement of
            Illinois Central Corporation
            and Illinois Central Railroad
            Company on Form S-1.  (SEC
            File Nos. 33-36321 and 33-
            36321-01))

 10.7 *     Amendments No. 1 and No. 2 to
            the IC Long-Term Incentive
            Plan. (Incorporated by
            reference to the Proxy
            Statement of Illinois Central
            Corporation in connection with
            its 1992 Annual Meeting of
            Stockholders. (SEC File No. 1-
            10720))

 10.8       Railroad Locomotive Lease
            Agreement between IC Leasing
            Corporation I and Illinois
            Central Railroad Company dated
            as of September 5, 1991.
            (Incorporated by reference to
            Exhibit 10.9 to the Annual
            Report on Form 10-K for the
            year ended December 31, 1991
            for the Illinois Central
            Railroad Company filed March
            12, 1992. (SEC File No. 1-
            7092))

 10.9       Railroad Locomotive Lease
            Agreement between IC Leasing
            Corporation II and Illinois
            Central Railroad Company dated
            as of January 14, 1993.
            (Incorporated by reference to
            Exhibit 10.6 to the Annual
            Report on Form 10-K for the
            year ended December 31, 1992,
            for the Illinois Central
            Railroad Company filed March
            5, 1993.  (SEC File No. 1-
            7092))

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 10.10 *    Form of Consulting and Non-
            Competition Agreement between
            Illinois Central Corporation
            and  Edward L. Moyers dated as
            of February 18, 1993.
            (Incorporated by reference to
            Exhibit 10.10 to Annual Report
            on Form 10-K for the year
            ended December 31, 1992, for
            the Illinois Central
            Corporation filed March 5,
            1993.  (SEC File No. 1-10720))

 10.11 *    Form of the Note Agreement
            between the Illinois Central
            Corporation and Edward L.
            Moyers dated February 18,
            1993.  (Incorporated by
            reference to Exhibit 10.11 to
            Annual Report on Form 10-K for
            the year ended December 31,
            1992, for the Illinois Central
            Corporation filed March 5,
            1993.   (SEC File No. 1-
            10720))

 10.12 *    Form of a Supplemental
            Retirement Benefit Agreement
            dated as of August 20, 1992
            between Illinois Central
            Corporation and Edward L.
            Moyers.  (Incorporated by
            reference to Exhibit 10.3 to
            the Quarterly Report of the
            Illinois Central Corporation
            on Form 10-Q for the three
            month ended September 30,
            1992.  (SEC File No. 1-10720))

 10.13      The Asset Sale Agreement
            between Allied Railcar Company
            and IC Leasing Corporation III
            dated December 3, 1993,
            (including the Bill of Sale
            Agreement and Assumption of
            Liabilities included as
            Exhibits C and D,
            respectively, therein).

            ILLINOIS CENTRAL CORPORATION
                 AND SUBSIDIARIES

                   EXHIBIT INDEX

Exhibit                                 Sequential
  No.              Descriptions          Page No.
- -------            ------------         ----------

 10.15      The Purchase Agreement between
            IC Leasing Corporation III and
            The First National Bank of
            Maryland     dated
            December 29, 1993.

  11        Computation of Income Per
            Common Share
                                 (Included at E-9)
  21        Subsidiaries of Registrant
                                (Included at E-10)

  24.1      Consent of Arthur Andersen & Co.   (A)

  ---------------------

  (A) Included herein but not reproduced.

                            ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                                COMPUTATION OF INCOME PER COMMON SHARE
                                   ($ in millions, except share data)

                                                       Years Ended December 31,
                                                   1993          1992          1991
Income before extraordinary item and
 cumulative effect of changes in accounting
  principles                                 $      91.7    $      72.5    $      65.4

Extraordinary item, net                            (23.4)             -              -

Cumulative effect of changes in accounting
  principles                                        (0.1)          23.4              -
                                              ----------     ----------     ----------
Net income                                   $      68.2    $      95.9    $      65.4
                                              ==========     ==========     ==========
Calculation of average number
  of shares outstanding (1):
Primary:
Weighted average number of common shares
  outstanding                                 42,560,082     42,508,910     39,776,916
Effect of shares issuable under stock
  options                                        119,600         91,197         53,266
                                              ----------     ----------     ----------
                                              42,679,682     42,600,107     39,830,182
                                              ==========     ==========     ==========
Fully diluted:
Weighted average number of common shares
  outstanding                                 42,560,082     42,508,910     39,776,916
Effect of shares issuable under stock
  options (2)                                    176,638        101,061        100,339
                                              ----------     ----------     ----------
                                              42,736,720     42,609,971     39,877,255
                                              ==========     ==========     ==========
Income per common share:
Primary:
Before extraordinary item and cumulative
  effect of changes in accounting
   principles                                $      2.14    $      1.70    $      1.64

Extraordinary item, net                            (0.55)             -              -

Cumulative effect of changes in accounting
   principles                                          -           0.55              -
                                              ----------     ----------     ----------
Net income                                   $      1.59    $      2.25    $      1.64
                                              ==========     ==========     ==========
Fully diluted:
Before extraordinary item and cumulative
  effect of changes in accounting
   principles                                $      2.14    $      1.70    $      1.64

Extraordinary item, net                            (0.55)             -              -

Cumulative effect of changes in accounting
  principles                                           -           0.55              -
                                              ----------     ----------     ----------
Net income                                   $      1.59    $      2.25    $      1.64
                                              ==========     ==========     ==========

(1) Shares for 1991 restated to reflect February
     1992 3 for 2 stock split.
(2) Such items are included in primary
     calculation. Additional shares represent difference between average price of Common
     Stock for the period and the end of period price.