Form 10-Q
period 1994-03-31
ILLINOIS CENTRAL CORP
filed 1994-05-11
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended March 31, 1994

[ ]   Transition Report Pursuant to Section 13 or
      15(d) of the Securities Exchange Act of 1934

       For the transition period from       to

              Commission file number 1-10720

              ILLINOIS CENTRAL CORPORATION

(Exact name of registrant as specified in its charter)

        Delaware                     13-3545405
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)  Identification No.)


455 North Cityfront Plaza Drive, Chicago, Illinois
(Address of principal executive offices)
                                        60611-5504
                                        (Zip Code)


Registrant's telephone number, including area code:
                                     (312) 755-7500


     Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       YES   X                               NO




As of March 31, 1994, 42,615,839 common shares were outstanding.

   ILLINOIS CENTRAL CORPORATION
         AND SUBSIDIARIES
            FORM 10-Q

 Three Months Ended March 31, 1994



             CONTENTS


Part I - Financial Information:



      Item 1.  Financial Statements:


           Consolidated Statements of Income     3

           Consolidated Balance Sheets           4

           Consolidated Statements of Cash
             Flows                               5

           Notes to Consolidated Financial
             Statements                          6


      Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations        8


      Part II - Other Information:


      Item 4.  Submission of Matters to a Vote
                of Security Holders             12

      Item 6.  Exhibits and Reports on Form
                8-K                             12

      Signatures                                13

      Exhibit 11                               E-1

                                         ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                                 Consolidated Statements of Income
                                                ($ in millions, except share data)
                                                            (Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                           1994         1993
      Revenues                                          $   147.5   $    142.7

      Operating expenses:
        Labor and fringe benefits                            49.0         47.1
        Leases and car hire                                  12.7         18.2
        Diesel fuel                                           7.8          7.7
        Materials and supplies                               10.8          9.5
        Depreciation and amortization                         6.5          5.6
        Other                                                10.1          8.2
      Operating expenses                                     96.9         96.3

      Operating income                                       50.6         46.4

      Other income, net                                       0.6          0.6
      Interest expense, net                                  (7.3)       (10.1)
      Income before income taxes and cumulative effect
        of changes in accounting principles                  43.9         36.9
      Provision for income taxes                             16.2         12.9
      Income before cumulative effect of changes
        in accounting principles                             27.7         24.0


      Cumulative effect of changes in accounting
        principles                                              -         (0.1)

      Net income                                        $    27.7   $     23.9
      Income per share:
         Income before cumulative effect of changes
           in accounting principles                     $    0.65   $     0.56
        Cumulative effect of changes in accounting
          principles                                            -            -
      Income per share                                  $    0.65   $     0.56

      Weighted average number of shares
        of common stock and common stock
        equivalents outstanding                        42,794,150   42,734,552

      The following notes are an integral part of the consolidated financial statements.

                            ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                           ($ in millions)
                                              (Unaudited)
                       ASSETS                      March 31, 1994   December 31, 1993
  Current assets:
     Cash and temporary cash investments          $     19.1      $        10.7
     Receivables, net of allowance for doubtful accounts
        of $2.6 in 1994 and $3.1 in 1993                58.9               80.3
     Materials and supplies, at average cost            20.5               20.1
     Assets held for disposition                         9.1                9.1
     Deferred income taxes - current                    22.1               22.8
     Other current assets                                3.7                3.6
        Total current assets                           133.4              146.6

  Investments                                           15.8               15.7

  Properties:
     Transportation:
        Road and structures, including land            951.9              947.9
        Equipment                                      118.7              118.1
     Other, principally land                            40.4               40.4
        Total properties                             1,111.0            1,106.4
     Accumulated depreciation                          (20.1)             (20.9)
        Net properties                               1,090.9            1,085.5

  Other assets                                          11.1               10.9
        Total assets                              $  1,251.2      $     1,258.7
                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt         $     24.0      $        24.3
     Accounts payable                                   56.2               54.4
     Dividends payable                                   9.0                9.0
     Income taxes payable                                9.9                1.5
     Casualty and freight claims                        24.7               24.7
     Employee compensation and vacations                18.6               15.8
     Taxes other than income taxes                      11.3               14.0
     Accrued redundancy reserves                         6.9                6.8
     Other accrued expenses                             26.4               28.5
        Total current liabilities                      187.0              179.0

  Long-term debt                                       324.0              360.3
  Deferred income taxes                                208.1              202.3
  Other liabilities and reserves                       135.7              139.7

  Contingencies and commitments

  Stockholders' equity:
     Common stock, par value $.001, authorized
      65,000,000 shares, 42,838,564 shares issued
      and 42,615,839 shares outstanding                    -                  -
     Additional paid-in capital                        164.5              164.2
     Retained income                                   235.2              216.5
     Treasury stock (222,725 shares)                    (3.3)              (3.3)
         Total stockholders' equity                    396.4              377.4
         Total liabilities and stockholders'
          equity                                  $  1,251.2      $     1,258.7

  The following notes are an integral part of the consolidated financial statements.

                                          ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                          ($ in millions)
                                          (Unaudited)
                                                        Three Months Ended March 31,
                                                          1994               1993
Cash flows from operating activities :
   Net income                                          $  27.7            $  23.9
   Reconciliation of net income to net cash provided
      by (used for) operating activities :
         Cumulative effect of changes in accounting
          principles                                         -                0.1
         Depreciation and amortization                     6.5                5.6
         Deferred income taxes                             6.5                7.9
         Equity in undistributed earnings of affiliates,
            net of dividends received                     (0.2)                 -
         Net gains on sales of real estate                 0.1                  -
         Cash changes in working capital                  29.9               (0.1)
         Changes in other assets                          (0.3)              (1.1)
         Changes in other liabilities and reserves        (4.7)             (11.1)
            Net cash provided by (used for) operating
             activities                                   65.5               25.2

Cash flows from investing activities :
   Additions to properties                               (12.4)             (17.0)
   Proceeds from real estate sales                         0.2                0.2
   Proceeds from single track sales                          -                  -
   Proceeds from equipment sales                           0.3                0.6
   Proceeds from sales of investments                      0.2                  -
   Other                                                   0.2               (0.5)
            Net cash provided by (used for) investing
             activities                                  (11.5)             (16.7)

Cash flows from financing activities :
   Proceeds from issuance of debt                         48.6                4.5
   Principal payments on debt                            (60.1)              (4.9)
   Net proceeds (payments) in commercial paper           (25.1)                 -
   Dividends paid                                         (8.9)              (6.4)
   Proceeds from exercise of stock options and warrants      -                0.1
   Purchase of subsidiary's common stock                  (0.1)              (0.1)
            Net cash provided by (used for) financing
             activities                                  (45.6)              (6.8)
Changes in cash and temporary cash investments             8.4                1.7
Cash and temporary cash investments at beginning of
  period                                                  10.7               34.6
Cash and temporary cash investments at end of
  period                                               $  19.1            $  36.3

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount capitalized)             $   9.7            $  10.0
      Income taxes                                     $   3.1            $   2.6

The following notes are an integral part of the consolidated financial statements.

  ILLINOIS CENTRAL CORPORATION
         AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1993 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.
Certain 1993 amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

      Income Per Share

Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

2.    Sale of Accounts Receivable

In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March
1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services the accounts receivable sold under the agreement.
During the first quarter, the Railroad received cash proceeds of $25.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.4 million for the quarter ended March 31, 1994.

3.    Common Stock and Dividends

On February 10, 1994, the Board of Directors
approved a quarterly dividend of $.21 per share
which was paid April 7, 1994.  The Board intends to
continue its policy of quarterly dividends.  Future
dividends may be dependent on the Railroad's
ability to pay cash dividends to the Company.
Certain covenants of the Railroad's debt agreements
restrict the level of dividends it may pay to the
Company.   At March 31, 1994,  approximately $81
million was free of such restrictions.

4.    Certain Investments in Debt and Equity
         Securities

Effective January 1, 1994, the Company adopted the
Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No.
115 expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. All of the investments held by the Company are temporary and held for less than 10 days. They are included in the Consolidated Balance Sheet as part of Cash and Temporary Cash Investments. For the periods presented, all investments were in U.S.
Corporate demand rates. It is the intent of the Company to hold all debt securities to maturity, therefore, the following is provided in accordance with SFAS No. 115 ($ in millions):

                               3-31-94     1-1-94
  Aggregate fair value         $ 14.6      $  5.6
  Gross unrealized holding
   gains                       $   -       $   -
  Gross unrealized holding
   losses                      $   -       $   -
  Amortized cost               $ 14.6      $  5.6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1994 Compared to Three
Months Ended March 31, 1993

     Revenues for 1994 increased from the prior year quarter by $4.8 million or 3.4% to $147.5 million. The increase was a result of a 3.2% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 1.5% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in coal (13.9%), intermodal
(27.7%) and chemicals (4.0%), offset by decreased grain loads (16.3%).

     Operating expenses for 1994 increased $.6 million, or .6% as compared to 1993. Increases in labor, materials and supplies and depreciation were offset by decreased lease and car hire expense.
Lease and car hire expense was reduced 30.2% primarily as a result of the Company's shift from leasing to ownership of its fleet. Severe weather throughout the Railroad's service territory caused significant labor and material costs to be incurred.

     Operating income for 1994 increased 9.1% ($4.2 million) to $50.6 million from $46.4 million in 1993, primarily as a result of increased revenues cited above.

     Net interest expense decreased by 27.7% to $7.3 million as compared to $10.1 million in 1993, primarily as a result of the 1993 refinancing of the Company's debt.

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

Liquidity and Capital Resources

Operating Data:      Three Months Ended March 31,
                          1994         1993
                           ($ in millions)
Cash flows provided by
 (used for):
   Operating activities   $ 65.5       $ 25.2
   Investing activities    (11.5)       (16.7)
   Financing activities    (45.6)        (6.8)
     Net change in cash
      and temporary cash
      investments         $  8.4       $  1.7

     Operating activities in 1994 provided $65.5 million in cash, primarily from net income before depreciation and deferred taxes, and the $25 million proceeds from the sale of accounts receivables.

     During 1994, additions to property of $12.4 million included approximately $7.2 million for track and bridge rehabilitation and approximately
$1.8 million for equipment upgrades. The Company anticipates that base capital expenditures for 1994 will be approximately $60 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansion occur in 1994, the total capital spending could be approximately $80 million. These expenditures are expected to be met from current operations and other available sources.

     Over the last three years, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. The latest steps in this process are a first quarter of 1994 agreement with a financial institution whereby the Railroad sells certain of its accounts receivables and the initiation in November 1993 of a public commercial paper program.

     In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million. The
Railroad services the accounts receivable sold under the agreement. During the first quarter, the Railroad received cash proceeds of $25.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale.
Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other
Income, Net, were $.4 million for the quarter ended
March 31, 1994.

     The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service,
Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At March 31, 1994, $13.0 million of commercial paper was outstanding with an interest rate of 3.92%. During the quarter, the amount outstanding ranged from $13.0 million to $47.7 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.

     At March 31, 1994, no amounts had been drawn under the Railroad's Revolver and $30 million was outstanding under the Bank Line at an average interest rate of 3.5%. The $100 million available under the Revolver was limited to $83.0 million because $13.0 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank Line was structured as a 364-day renewal instrument and the Company intends to renew it on an on-going basis. The $30 million borrowed at March 31, 1994, has therefore been classified as long-term.

     The Railroad also has an uncommitted $25.0 million floating rate Credit Facility. At March
31, 1994, no amounts were outstanding, and the maximum outstanding in the quarter was $23.0 million.

     Certain of the Company's financing/leasing subsidiaries have approximately $14.1 million of outstanding debt incurred in the acquisition of 61 locomotives during 1993 and 1991. One subsidiary used a short-term bridge financing of $21.7 million to acquire 1,522 box cars in December 1993.

Such borrowings are secured by the equipment acquired. The bridge financing must be repaid or refinanced prior to June 1, 1994. The Company expects to refinance this debt with a combination revolving facility and term loan with a floating or fixed rate and a combined seven-year term. The
Company believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolver, the Bank Line and the Credit Facility will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Company's
subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1994, and management does not anticipate any difficulty in maintaining such compliance.

     The Company paid its ninth consecutive
quarterly cash dividend  on April 7, 1994.  The
Board intends to continue a policy of quarterly
dividends.  Future dividends may be dependent on
the Railroad's ability to pay cash dividends to
the Company.  Certain covenants of the Railroad's
debt agreements restrict the level of dividends it
may pay  to  the Company.   At March 31, 1994,
approximately $81 million of Railroad equity was free of such restrictions.

     The Company has paid approximately $1.5
million in the first quarter of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Company anticipates that an additional $5.1 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 93% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes.

     The Railroad is and will continue to be
subject to extensive regulation under environmental laws concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. As discussed in Item 3. "Legal
Proceedings," in the Company's definitive Annual
Report Form 10-K for the year ended December 31,
1993, dated March 16, 1994, Commission File No.
1-10720, several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. In the opinion of management, the Company has adequate reserves to cover the costs for investigation and remediation.
However, there can be no assurance that
environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

     Recent Accounting Pronouncements

     In May 1993, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards No. 114, "Accounting by
Creditors for Impairment of a Loan" ("SFAS No.
114").

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders On April 21, 1994, the Registrant held its
Annual Meeting.

At the meeting, the stockholders' were asked to vote on four (4) proposals. A brief description of each proposal and the results of the votes cast is provided.

                    Description       Vote Recap
(I) Proposal
      No. 1    The election of    For    35,172,417
               George D. Gould,   Against   571,961
               Gilbert H. Lamphere,
               Alexander P. Lynch
               and F. Jay Taylor as
               Class III directors
               until 1997

(II) Proposal
       No. 2   Increase number of For    34,262,600
               shares of common   Against 1,395,736
               stock from         Abstain    86,042
               65,000,000 to
               100,000,000

(III) Proposal
        No. 3  Approve Illinois   For    34,563,806
               Central            Against 1,075,829
               Corporation        Abstain   104,743

               Executive
               Performance
               Compensation Program

(IV) Proposal
       No. 4   Approve Management For    35,165,226

               Employee           Against   413,152
               Discounted         Abstain   166,000
               Stock Purchase Plan


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:
            Exhibit 11

    (b) Reports on Form 8-K:

        None



   ILLINOIS CENTRAL CORPORATION


            Signatures


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





ILLINOIS CENTRAL CORPORATION






/S/ DALE W. PHILLIPS
    Dale W. Phillips
    Vice President & Chief Financial Officer




/S/ JOHN V. MULVANEY
    John V. Mulvaney
    Controller


Date: May 11, 1994

                                        ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                                        COMPUTATION OF INCOME PER COMMON SHARE
                                        ($ in millions, except share data)
                                                               Three Months
                                                              Ended March 31,
                                                            1994          1993

Income before cumulative effect of changes in
   accounting principles                               $       27.7   $      24.0

Cumulative effect of changes in accounting
   principles                                                     -          (0.1)
Net income                                             $       27.7   $      23.9

Calculation of average number
   of shares outstanding:
Primary:
Weighted average number of common shares                 42,615,456    42,633,815
   outstanding
Effect of shares issuable under stock options               178,694       100,737
                                                         42,794,150    42,739,425

Fully diluted:
Weighted average number of common shares                 42,615,456    42,633,815
   outstanding
Effect of shares issuable under stock options               178,694       105,610
                                                         42,794,150    42,739,425
Income per common share:
Primary:
Before cumulative effect of changes in
   accounting principles                              $        0.65   $      0.56

Cumulative effect of changes in accounting
   principles                                                     -             -
Net income                                            $        0.65   $      0.56

Fully diluted:
Before cumulative effect of changes in
   accounting principles                              $        0.65   $      0.56

Cumulative effect of changes in accounting
   principles                                                     -             -
Net income                                            $        0.65   $      0.56


(1) Such items are included in primary calculation.
    Additional shares represent difference between average price of common stock for the period and the end of period price.