Form 10-Q
period 1994-06-30
ILLINOIS CENTRAL CORP
filed 1994-08-08
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             Form 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            June 30, 1994

         Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
For the transition
         period from           to


Commission file number 1-10720

                 ILLINOIS CENTRAL CORPORATION

(Exact name of registrant as specified in its charter

         Delaware                          13-3545405
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois   60611-5504
  (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:  (312)755-
7500

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         YES   X                               NO


           As of June 30, 1994, 42,604,829 common shares were outstanding.












                ILLINOIS CENTRAL CORPORATION
                       AND SUBSIDIARIES
                           FORM 10-Q

       Three Months and Six Month Periods Ended June 30, 1994



                             CONTENTS


  Part I - Financial Information:


      Item 1.  Financial Statements:

               Consolidated Statements of Income             3

               Consolidated Balance Sheets                   4

               Consolidated Statements of Cash Flows         5

               Notes to Consolidated Financial Statements    6

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                              8





      Part II - Other Information:


          Item 1.  Legal Proceedings                       13

          Item 6.  Exhibits and Reports on Form 8-K        13

      Signatures                                           14

     Exhibit Index                                        E-1

          Exhibit 11                                      E-2




           ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
                          ($ in millions)
                            (Unaudited)
                         Three Months         Six Months
                       Ended June 30,       Ended June 30
                      1994    1993       1994        1993

Revenues             $ 145.2   $ 132.1     $ 292.7     $ 274.8

Operating expenses:
 Labor and fringe
  benefits              47.9      46.2        96.9        93.3
 Leases and car hire    14.4      16.6        27.1        34.8
Diesel fuel              7.7       7.3        15.5        15.0
 Materials and
  supplies               9.3       8.6        20.1        18.1
 Depreciation and
  amortization           6.6       5.8        13.1        11.4
 Other                  14.1       9.2        24.2        17.4
Operating expenses     100.0      93.8       196.9       190.0

Operating income        45.2      38.3        95.8        84.8

Other income, net        1.0       1.0         1.6         1.6
Interest expense, net   (6.7)     (8.7)      (14.0)      (18.9)
Income before income
 taxes, extraordinary
 item and cumulative
 effect of changes in
 accounting principles  39.5      30.6        83.4        67.5
Provision for income
 taxes                  14.7      10.7        30.9        23.6
Income before extra-
 ordinary item and
 cumulative effect of
 changes in account-
 ing principles         24.8      19.9        52.5        43.9

Extraordinary item, net    -     (23.4)          -       (23.4)

Cumulative effect of
 changes in account-
 ing principles            -      -              -        (0.1)

Net Income           $  24.8   $  (3.5)     $  52.5   $   20.4

Income per share:

Income before extra-
 ordinary item and
 cumulative effect of
 changes in account-
 ing principles      $   .58    $   .47     $  1.23    $   1.03
 Extraordinary item
 net                       -      (0.55)          -       (0.55)
 Cululative effect of
 changes in account-
 ing principles            -      -           -       -
Income per share     $   .58    $ (0.08)    $  1.23    $   0.48

Weighted average
 number of shares of
 common stock and
 common stock equiva-
 lents outstanding   42,719,256  42,755,178  42,721,663  42,740,916

ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          ($ in millions)
                            (Unaudited)

                              ASSETS

Current assets:                 June 30, 1994    December 31, 1993
 Cash and temporary cash
  investments                 $    14.5      $   10.7
 Receivables, net of allowance
 for doubtful accounts
 of $2.6 in 1994 and $3.1 in 1993  28.9          80.3
 Materials and supplies, at
 average cost                      20.2          20.1
 Assets held for disposition        9.1           9.1
 Deferred income taxes - current   21.9          22.8
 Other current assets               3.7           3.6
  Total current assets             98.3         146.6

Investments
Properties:
 Transportation:
  Road and structures, including
   land                           965.7         947.9
  Equipment                       125.6         118.1
 Other, principally land           40.4          40.4
  Total properties              1,131.7        1,106.4
 Accumulated depreciation         (25.3)         (20.9)
  Net properties                1,106.4        1,085.5
 Other assets                      11.4           10.9
  Total assets                $ 1,231.7      $ 1,258.7

               LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
 Current maturities of long-
 term debt                    $     2.5      $    24.3
 Accounts payable                  54.6           54.4
 Dividends payable                  8.9            9.0
 Income taxes payable               8.9            1.5
 Casualty and freight claims       24.7           24.7
 Employee compensation and
 vacations                         16.5           15.8
 Taxes other than income taxes     11.6           14.0
 Accrued redundancy reserves        6.7            6.8
 Other accrued expenses            28.6           28.5
  Total current liabilities       163.0          179.0

Long-term debt                    319.6          360.3
Deferred income taxes             202.4          202.3
Other liabilities and reserves    134.5          139.7

Contingencies and commitments

Stockholders' equity:
 Common stock, par value $.001,
 authorized 65,000,000 shares,
 42,838,564 shares issued and
 42,604,829 shares outstanding         -            -

 Additional paid - in capital      164.7         164.2
 Retained income                  251.2          216.5
 Treasury stock (233,735 shares)   (3.7)         (3.3)
  Total stockholders' equity      412.2          377.4
  Total liabilities and
   stockholder's equity       $ 1,231.7      $  1,258.7
The following notes are an integral part of the consolidated financial statements

          ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                          ($ in millions)
                            (Unaudited)

                              Six Months Ended June 30,
                                  1994          1993
Cash flows from operating
 activities:
 Net income                   $   52.5       $   20.4
 Reconciliation of net income
 to net cash provided by (used
 for) operating activities:
  Extraordinary item, net            -           23.4
  Cumulative effect of changes
  in accounting principles           -            0.1
  Depreciation and amoritization  13.1           11.4
  Deferred income taxes            0.9           18.0
  Equity in undistributed earnings
  of affiliates, net of dividends
  received                        (0.3)          (0.1)
  Net gains on sales of real
  estate                           0.1              -
  Cash changes in working capital 56.0           (1.7)
  Changes in other assets         (0.6)          (2.3)
  Changes in other liabilities
  and reserves                    (3.3)          (7.6)
   Net cash provided by (used
   for) operating activities     118.4           61.6

Cash flows from investing activites:
 Additions to properties         (35.4)         (33.0)
 Proceeds from real estate sales   0.2            0.3
 Proceeds from equipment sales     2.8            2.1
 Proceeds from sales of
  investments                      0.5            0.2
 Other                             0.5           (2.1)
  Net cash provided (used for)
  investing activities           (31.4)         (32.5)

Cash flows from financing activities:
 Proceeds from issuance of debt   33.0          219.1
 Principal payments on debt      (75.1)        (244.9)
 Net proceeds (payments) in
 commercial paper                (22.1)             -
 Dividends paid                  (17.8)         (12.7)
 Proceeds from exercise of stock
 options and warrants                -            0.2
 Purchase of subsidiary's common
 stock                            (1.2)          (0.2)
  Net cash provided by (used for)
  financing activities           (83.2)         (38.5)
Changes in cash and temporary cash
investments                        3.8           (9.4)
Cash and temporary cash investments
at beginning of period            10.7           34.6
Cash and temporary cash investments
at end of period              $   14.5       $   25.2

Supplemental disclosure of cash
flow information:
 Cash paid during the year for:
  Interest (net of amount
  capitalized)                $   14.7       $   24.1
  Income taxes                $   24.1       $    6.0
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

2.   Sale of Accounts Receivable

     In the first quarter of 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services the accounts receivable
     sold under the agreement.   As of June 30, 1994 the Railroad
     received cash proceeds of $50.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.5 million and $.9 million for the second quarter and six month period ended June 30, 1994, respectively.

3.   Common Stock and Dividends

     On June 2, 1994, the Board of Directors approved a quarterly dividend of $.21 per share which was paid July 7, 1994. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Certain covenants of the Railroad's debt agreements restrict the level of dividends
     it may pay to the Company.   At June 30, 1994, approximately
     $93 million was free of such restrictions. The Railroad paid approximately $9.2 million of this amount to the Company in July 1994.

4.   Certain Investments in Debt and Equity Securities

     Effective January 1, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. All of the investments held by the Company are temporary and held for less than 90 days. They are included in the Consolidated Balance Sheet as part of Cash and Temporary Cash Investments. For the periods presented, all investments were in U.S. Corporate demand notes. It is the intent of the Company to hold all debt securities to maturity, therefore, the following is provided in accordance with SFAS No. 115 ($ in millions):


                                   6-30-94        1-1-94

     Aggregate fair value          $ 10.3          $ 5.6
     Gross unrealized holding gains       $   -    $  -
     Gross unrealized holding losses      $   -    $  -
     Amortized cost                $ 10.3          $ 5.6

5.   Recent Event

          On July 19, 1994, the Company and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of KSCI, excluding those businesses, assets and operations which are not part of the business, assets and operations of Transportation Services Division, which division consists of the Kansas City Southern Railway ("KCSR") and certain related assets. The letter of intent contemplates that the acquisition will be accomplished by the merger of KCSI into the Company (the "Merger") immediately following the spin-off by KCSI to its shareholders of all of its equity interest in the businesses constituting the financial services and information processing operations and certain non-transportation assets of KCSI. As a result of the Merger, KCSR will become a wholly owned subsidiary of the Company.

     Pursuant to the Merger, KCSI shareholders will receive, on a tax-free basis, a distribution of approximately 21.2 million shares of Company common stock. In addition, the letter of intent anticipates that the Company will assume up to approximately $929 million of KCSI indebtedness and provide $6 million to purchase KCSI's preferred stock.

     Either party can terminate the letter of intent if definitive documentation is not executed within ninety days of the signing of the letter of intent. To complete the acquisition, the KCSI must receive a favorable tax ruling from the IRS and shareholders of both companies must approve the transaction. Closing of the acquisition is expected to occur in the first half of 1995. Since the Interstate Commerce Commission (ICC) must approve the Company's application to control two Class I railroads all of the Company's interest in the voting stock of the Illinois Central Railroad Company will be placed in a voting trust immediately prior to closing of the Merger and pending ICC approval. The ICC approval process is expected to be completed within a year from the submission of an application (in late 1994), but the ICC could take as many as 31 months to rule.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 1994 Compared to Three Months Ended
June 30, 1993

     Revenues for 1994 increased from the prior year quarter by $13.1 million or 9.9% to $145.2 million. The increase was a result of a 9.9% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 3.1% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in coal (32.6%), intermodal (47.6%) and chemicals (3.0%), offset by decreased grain loads (14.7%). Prior year carloadings in coal were adversly impacted by United Mine Workers (UMW) strike against several coal producers served by the Railroad.

     Operating expenses for 1994 increased $6.2 million, or 6.6% as compared to 1993. Increases in labor, materials and supplies and depreciation were offset by decreased lease and car hire expense. The shift in expenses from leases and car hire to depreciation reflects the Company's shift from leasing to ownership of its fleet. Other expense for the 1994 second quarter was impacted by non-recurring favorable adjustments to reserves recorded in 1993, significant training and safety program costs and equipment costs and buyouts for approximately $1.0 million each which are not expected to be experienced in the future. Additionally, franchise and ad valorem taxes have increased approximately $1.0 million year over year.

     Operating income for 1994 increased 18.0% ($6.9 million) to $45.2 million from $38.3 million in 1993, as a result of increased revenues cited above, partially offset by increased operating expenses.

     Net interest expense decreased by 23.0% to $6.7 million as compared to $8.7 million in 1993, primarily as a result of the 1993 refinancing of the Company's debt, the shift to receivable sales financing and the changes in interest rates.

Six Months Ended June 30, 1994 Compared to Six Months Ended June
30, 1993

     Revenues for 1994 increased from the prior year by $17.9 million or 6.5% to $292.7 million. The increase was a result of a 6.5% increase in the number of carloads coupled with increases in other revenue, other than gross freight revenue, which were partially offset by a decrease of 2.3% in gross freight revenue per carload. For the first six months of 1994 the Company experienced carloading increases in coal (22.4%), intermodal (37.7%) and chemicals (3.5%) offset by decreased grain loads (14.8%). The UMW strike negatively impacted full year 1993 coal carloadings.

     Operating expenses for 1994 increased $6.9 million, or 3.6% as compared to 1993, reflecting the variances cited above for the three months ended June 30, 1994.

     Operating income for 1994 increased 13.0% ($11.0 million) to $95.8 million from $84.8 million in 1993, as a result of increased revenues partially offset by the increased operating expenses.

     Net interest expense decreased 25.9% to $14.0 million as compared to $18.9 million in 1993, primarily as a result of the 1993 refinancing of the Company's debt, the shift to receivable sales financing and the changes in interest rates.

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

     In June 1994, the Railroad signed a marketing agreement with Southern Pacific Railroad Corporation (SP) for the north/south transport of intermodal units in the Chicago-Texas-Mexico market, beginning July 1, 1994. At least 30,000 intermodal units which the SP moves in this market annually will be routed more directly to and from Chicago through Memphis over the Railroad's system.

Liquidity and Capital Resources

Operating Data:                 Six Months Ended June 30,
                                          1994         1993
                                           ($ in millions)
Cash flows provided by (used for):
   Operating activities                  $118.4       $ 61.6
   Investing activities                   (31.4)       (32.5)
   Financing activities                   (83.2)       (38.5)
     Net change in cash and
       temporary cash investments        $  3.8       $ (9.4)

     Operating activities in 1994 provided $118.4 million in cash, primarily from net income before depreciation and deferred taxes, and the $50.0 million proceeds from the sale of accounts receivables.

     During 1994, additions to property of $35.4 million include approximately $16.2 million for track and bridge rehabilitation and approximately $11.0 million for equipment upgrades, including lease conversions. The Company anticipates that base capital expenditures for 1994 will be approximately $60 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansion occur in 1994, the total capital spending including capitalized leases could be approximately $80 million. To date capital leases and lease-conversions have totaled approximately $9.9 million which includes approximately $1.7 million converted in July 1994. Expenditures for capital additions and lease conversions are expected to be met from current operations and other available sources.

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

     In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million. The Railroad services the accounts receivable sold under
the agreement.   During the first half of 1994, the Railroad
received cash proceeds of $50.0 million as a result of such sales of accounts receivable. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.9 million for the six months ended June 30, 1994.

     The commercial paper, issued by the Railroad, is rated A2 by S&P, F2 by Fitch Investors Service, Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At June 30, 1994, $16.0 million of commercial paper was outstanding with an average interest rate of 4.78%. During the first half, the amount outstanding ranged from $13.0 million to $47.7 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.


     At June 30, 1994, no amounts had been drawn under either the Railroad's Revolver or Bank Line. The $100 million available under the Revolver was limited to $80.0 million because $16.0 million in commercial paper was outstanding and $4.0 million in letters of credit had been issued. The Bank Line is structured as a 364-day renewal instrument and the Company intends to renew it on an on-going basis. At June 30, 1994, no amounts were outstanding.

     The Railroad also has an uncommitted $25.0 million floating rate Credit Facility. At June 30, 1994, no amounts were outstanding.

     Certain of the Company's financing/leasing subsidiaries have approximately $13.8 million of outstanding debt incurred in the acquisition of 61 locomotives during 1993 and 1991. One subsidiary used a short-term bridge financing of $21.7 million to acquire 1,522 box cars in December 1993. Such borrowings are secured by the equipment acquired. On July 5, 1994, the bridge loan was refinanced with a seven year bank facility (a two year revolver which converts to a five year term facility). This bank facility has interest rates at either LIBOR + 7/8 or LIBOR + 1 1/8 predicated by convenant performance. Initial borrowings are at LIBOR + 1 1/8 interest, accordingly outstanding amounts have been reclassified as long-term. The Company believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolver, the Bank Line and the Credit Facility will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1994, and management does not anticipate any difficulty in maintaining such compliance.

     The Company paid its tenth consecutive quarterly cash dividend on July 7, 1994. The Board intends to continue a policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Certain covenants of the Railroad's debt agreements restrict the level of
dividends it may pay  to  the Company.   At June 30, 1994,
approximately $93 million of Railroad equity was free of such restrictions. The Railroad paid approximately $9.2 of this amount to the Company in July 1994.

     The Company has paid approximately $2.9 million in the first half of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Company anticipates that an additional $3.7 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources. In June 1994, the Brotherhood Railway Carman Division of the Transportation Communication Union (BRC) and the Railroad signed an agreement covering wage and work rule issues through 1999. The agreement was ratified July 20, 1994. The BRC represents approximately 300 employees who inspect and maintain the Railroads' freight car fleet.

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

     Recent Event

          On July 19, 1994, the Company and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of KSCI, excluding those businesses, assets and operations which are not part of the business, assets and operations of Transportation Services Division, which division consists of the Kansas City Southern Railway ("KCSR") and certain related assets. The letter of intent contemplates that the acquisition will be accomplished by the merger of KCSI into the Company (the "Merger") immediately following the spin-off by KCSI to its shareholders of all of its equity interest in the businesses constituting the financial services and information processing operations and certain non-transportation assets of KCSI. As a result of the Merger, KCSR will become a wholly owned subsidiary of the Company.

     Pursuant to the Merger, KCSI shareholders will receive, on a tax-free basis, a distribution of approximately 21.2 million shares of Company common stock. In addition, the letter of intent anticipates that the Company will assume up to approximately $929 million of KCSI indebtedness and provide $6 million to purchase KCSI's preferred stock.

     Either party can terminate the letter of intent if definitive documentation is not executed within ninety days of the signing of the letter of intent. To complete the acquisition, the KCSI must receive a favorable tax ruling from the IRS and shareholders of both companies must approve the transaction. Closing of the acquisition is expected to occur in the first half of 1995. Since the Interstate Commerce Commission (ICC) must approve the Company's application to control two Class I railroads all of the Company's interest in the voting stock of the Illinois Central Railroad Company will be placed in a voting trust immediately prior to closing of the Merger and pending ICC approval. The ICC approval process is expected to be completed within a year from the submission of an application (in late 1994), but the ICC could take as many as 31 months to rule.


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Incorporated herein by reference is Item 3. - "Legal
Proceedings" in the Company's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16, 1994,
Commission File No. 1-10720. In addition, the following development is reported:

Environmental
Iselin Yard, Jackson, Tennessee

     In June 1994, the Tennessee Department of Environment and
Conservation, issued an order requiring the Railroad and another potentially responsible party to conduct studies and clean-up activities in accordance with State directives.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:
          See Exhibit Index

          See items marked with "*" on the Exhibit Index beginning on page E-1 of the Report. Items so marked identify management contracts or compensatory plans as arrangements as required by Item 14.

     (b) Reports on Form 8-K:

          On July 20, 1994, to report the signing of a letter of intent providing for the acquisition by the Company of the Kansas City Southern Railway and certain related assets.

          On July 27, 1994, Form of Letter of Intent providing for the acquisition of the Company of the Kansas City
          Southern Railway and certain related assets.

                   ILLINOIS CENTRAL CORPORATION


                            Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.





                             ILLINOIS CENTRAL CORPORATION






                             Dale W. Phillips
                                  Vice President & Chief Financial
                                Officer





                                  John V. Mulvaney
                                  Controller










Date: August 8, 1994

           ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
              COMPUTATION OF INCOME PER COMMON SHARE
                ($ in millions, except share date)

                          Three Months             Six Months
                         Ended June 30           Ended June 30
                         1994         1993       1994        1993
Income before extra-
ordinary item and
cumulative effect of
changes in account-
ing principles       $    24.8     $   19.9    $   52.5   $   43.9

Extraordinary item           -        (23.4)          -      (23.4)

Cumulative effect of
changes in account-
ing principles               -            -           -       (0.1)
Net income           $    24.8     $   (3.5)   $   52.5   $   20.4

Calculation of
average number of
shares outstanding:
Primary:
Weighted average of
 number of common
 shares outstanding  42,604,829   42,630,868  42,604,639 42,627,154
Effect of shares
 issuable under
 stock options          114,427      124,310     117,024    113,762
                     42,719,256   42,755,178  42,721,663 42,740,916

Fully diluted:
Weighted average
 number of common
 shares outstanding  42,604,829  42,630,868  42,604,639  42,627,154
Effect of shares
 issuable under stock
 options (1)            109,477     122,961     109,477     122,961
                     42,714,306  42,753,829  43,714,116  42,750,115

Income per common
 share:
Primary:
Before extraordinary
 item and cumulative
 effect of changes in
 accounting
 principles         $      .58  $     0.47  $    1.23  $     1.03

Extraordinary item,
 net                         -       (0.55)         -       (0.55)
Cumulative effect of
 changes in account-
 ing principles              -           -          -           -
Net income          $     0.58  $    (0.08)  $    1.23 $     0.48

Fully diluted:
Before extraordinary
 item and cumulative
 effect of changes in
 accounting
 principles         $    0.58   $    0.47    $    1.20  $    1.03

Extraordinary item,
 net                         -       (0.55)           -      (0.55)

Cululative effect of
 changes in account-
 ing principles         -           -             -          -
Net income          $    0.58   $   (0.08)   $    1.20   $    0.48

(1) Such items are included in primary calculation. Additional shares represent difference between average price of common stock for the period and the end of period price.