Form 10-Q
period 1994-09-30
ILLINOIS CENTRAL CORP
filed 1994-11-14
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

                               Form 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended        September 30, 1994

          Transition Report Pursuant to Section 13 or 15(d)
          of the Securities Exchange Act of 1934
          For the transition period from           to



          Commission file number 1-10720

                         ILLINOIS CENTRAL CORPORATION

       (Exact name of registrant as specified in its charter)

            Delaware                             13-3545405
         State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization        Identification No.)


 455 North Cityfront Plaza Drive, Chicago, Illinois    60611-5504
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


                     YES   X                               NO




          As of September 30, 1994, 42,603,079 common shares were outstanding.




                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

    Three Months and Nine Month Periods Ended September 30, 1994

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

      Signatures

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income
                    ($ in millions, except share data)
                                (Unaudited)


 Revenues                    $146.7    $147.4    $439.4    $422.2

Operating expenses:
  Labor and fringe benefits    49.7      49.3     146.6     142.6
  Leases and car hire          13.5      18.0      40.6      52.0
  Diesel fuel                   7.6       7.3      23.1      22.3
  Materials and supplies       10.1       9.3      30.2      27.4
  Depreciation and amortization 6.8       5.9      19.9      17.3
  Other                        13.1      11.2      37.3      29.5
Operating expenses            100.8     101.0     297.7     291.1

Operating income               45.9      46.4     141.7     131.1

Other income, net               2.0       0.2       3.6       1.8
Interest expense, net          (6.8)     (7.1)    (20.8)   (25.9)
Income before income taxes,
  extraordinary item and
  cumulative effect of changes
  in accounting principles      41.1     39.5      124.5    107.0
Provision for income taxes      15.2     18.0       46.1     41.6
Income before extraordinary
item and cumulative effect of
changes in accounting
principles                      25.9     21.5       78.4     65.4

Extraordinary item, net            -        -          -   (23.4)
Cumulative effect of changes
in accounting principles           -        -          -    (0.1)

Net income                     $25.9    $21.5      $78.4    $41.9

Income per share:
  Income before extraordinary
    item and cumulative effect
    of changes in accounting
    principles                 $ 0.61   $0.50      $ 1.84  $1.53
  Extraordinary item, net           -       -           -  (0.55)
  Cumulative effect of changes
  in accounting principles          -       -           -      -
Net income per share            $0.61    $0.50       $1.84  $0.98

Weighted average
  number of shares
  of common stock
  and common stock
  equivalents
  outstanding         42,705,087 42,702,929 42,720,811 42,675,351
The following notes are an integral part of the consolidated financial statements.



                                    -3-
                     ILLINOIS CENTRAL CORPORATION AND
                               SUBSIDIARIES
                        Consolidated Balance Sheets
                             ($ in milllions)

                               (Unaudited)

       ASSETS                           9/30/94        12/31/93

Current assets:
 Cash and temporary cash investments    $ 31.2         $ 10.7
 Receivables, net of allowance for
  doubtful accounts of $2.5 in 1994
  and $3.1 in 1993                        34.0           80.3

 Materials and supplies, at average       17.9           20.1
  cost
  Assets held for disposition              9.1            9.1
  Deferred income taxes - current         21.5           22.8
  Other current assets                     4.4            3.6
    Total current assets                 118.1          146.6

Investment                                15.8           15.7

Properties:
   Transportation:
    Road and structures, including land  981.1          947.9
     Equipment                           133.7          118.1
   Other, principally land                40.2           40.4
     Total properties                  1,155.0        1,106.4

   Accumulated depreciation              (27.7)         (20.9)
      Net properties                   1,127.3        1,085.5


Other assets                              11.5           10.9

      Total assets                    $1,272.7       $1,258.7

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt   $ 2.7          $24.3

 Accounts payable                        59.2           54.4
      Dividends payable                   8.9            9.0
      Income taxes payable                9.1            1.5
      Casualty and freight claims        24.9           24.7
      Employee compensation and vacations14.9           15.8
      Taxes other than income taxes      12.4           14.0
      Accrued redundancy reserves         6.7            6.8
      Other accrued expenses             27.3           28.5
        Total current liabilities       166.1          179.0
     Long-term debt                     339.3          360.3
     Deferred income taxes              206.1          202.3
     Other liabilities and reserves     132.0          139.7
     Contingencies and commitments
Stockholders' equity:
   Common stock, par value $.001, authorized 100,000,000 shares, 42,838,564 shares issued and 42,603,079 shares outstanding
                                             -             -
   Additional paid-in capital            164.9         164.2

   Retained income                       268.1         216.5

   Treasury stock (235,485 shares)        (3.8)         (3.3)
   Total stockholders' equity            429.2         377.4

   Total liabilities and              $1,272.7      $1,258.7
     stockholders' equity
The following notes are an integral part of the consolidated financial statements.


                            -4-
               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)


                                             1994      1993
Cash flows from operating activities :
   Net income                           $    78.4      $41.9
  Reconciliation of net income to net cash
     provided by (used for) operating activities :
         Extraordinary item, net             -         23.4
         Cumulative effect of changes in
          accounting principles              -          0.1
   Depreciation and amortization             19.9      17.2
    Deferred income taxes                     5.2      36.1
    Equity in undistributed earnings of affiliates,
     net of dividends received               (0.4)     (0.2)
    Net gains on sales of real estate        (2.0)     -
         Cash changes in working capital     55.5      (8.6)
         Changes in other assets             (0.8)     (3.4)
         Changes in other liabilities and
          reserves                           (4.7)      (6.9)
            Net cash provided by (used for)
               operating activities          151.1      99.6
              Cash flows from investing activities :
   Additions to properties                   (61.9)    (48.6)
   Proceeds from real estate sales             3.6       0.3
   Proceeds from equipment sales               3.9       3.6
   Proceeds from sales of investments          0.4       0.2
   Other                                      (1.1)     (3.5)
  Net cash provided by (used for) investing  (55.1)    (48.00
       activities
Cash flows from financing activities :
   Proceeds from issuance of debt            114.7     224.1
   Principal payments on debt               (159.8)   (265.5)
   Net proceeds (payments) in commercial
    paper                                     (1.1)        -
   Dividends paid                            (26.8)    (19.9)
   Proceeds from exercise of stock options
     and warrants                                 -      0.2
   Purchase of subsidiary's common stock       (2.5)    (0.3)
      Net cash provided by (used for)
        financing activities                  (75.5)    (61.4)
  Changes in cash and temporary cash
       investments                             20.5      (9.8)
Cash and temporary cash investments at
      beginning of period                      10.7      34.6
Cash and temporary cash investments at end of
     period                                   $31.2     $24.8


Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount capitalized)   $24.4     $33.9
      Income taxes                           $33.3     $ 5.9
The following notes are an integral part of the consolidated financial statements.



                                    -5-

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

2.   Sales of Accounts Receivable

     In the first quarter of 1994, the Railroad entered into
     a revolving agreement to sell undivided percentage
     interests in certain of its accounts receivable, with
     recourse, to a financial institution.  The agreement,
     which expires March 1997, allows for sales of accounts
     receivable up to a maximum of $50 million at any one time.
     The Railroad services the accounts receivable sold under the
     agreement.   At September 30, 1994, $48 million in accounts
     receivable had been sold pursuant to the Agreement.
     The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.6 million and $1.5 million for the three month and nine month periods ended September
     30, 1994, respectively.

3.   Common Stock and Dividends

     On September 22, 1994, the Board of Directors approved
     a quarterly dividend of $.21 per share which was paid October 6, 1994. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Certain covenants of the Railroad's debt agreements restrict the level of
     dividends it may pay to the Company.   At September 30,
     1994, approximately $96 million of Railroad equity was free of such restrictions. The Railroad declared and paid a dividend of approximately $9.3 million to the Company in October 1994.

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
                                   9-30-94        1-1-94

Aggregate fair value               $ 22.0          $ 5.6
Gross unrealized holding gains     $   -           $  -
Gross unrealized holding losses    $   -           $  -
Amortized cost                     $ 22.0          $ 5.6

5.   Recent Events

     On July 19, 1994, the Company and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of the Kansas City Southern Railway and certain related assets by the Company.

     On October 24, 1994, both companies announced that they had mutually agreed to terminate the letter of intent and the negotiations for the acquisition. The two companies said that they had not been able to reach definitive agreement on a number of issues.

     A derailment in Kegley, Illinois in August 1994, resulted in the spilling of more than 20,000 gallons of Tetrachloroethylene. The Railroad is in the process of implementing immediate response actions at the site.
     To date an estimate of remediation costs has not been made. However, based on prior experience and actions taken so far management does not believe that this site will have a material adverse effect on the Company's condition.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1994 Compared to Three Months
Ended September  30, 1993

     Revenues for 1994 decreased from the prior year quarter by $.7 million or .5% to $146.7 million. The decrease was a result of a 7.4% decrease in gross freight revenue per carload which was partially offset by a 4.4% increase in the number of carloads coupled with increases in revenue other than gross freight revenue. For the quarter, the Company experienced carloading increases in coal (27.9%) and intermodal (61.5%), offset by decreased grain loads (23.7%). Prior year carloadings in coal were adversely impacted by United Mine Workers (UMW) strike against several coal producers served by the Railroad. However, other commodities, most notably grain and grain mill, were positively impacted by the extensive flooding in the Midwest in 1993.

     In June 1994, the Railroad signed a marketing agreement with Southern Pacific Railroad Corporation (SP) for the north/south transport of intermodal units in the Chicago-Texas-Mexico market, beginning July 1, 1994. The agreement calls for at least 30,000 intermodal units which the SP moves in this market annually to be routed over the Railroad's system resulting in a more direct route to and from Chicago through Memphis.

     Operating expenses for 1994 decreased $.2 million, or .2% as compared to 1993. Increases in labor, materials and supplies and depreciation were offset by decreased lease and car hire expense. The shift in expenses from leases and car hire to depreciation reflects the Company's shift from leasing to ownership of its fleet. For 1993, operating expenses, other, benefited from detoured traffic as a result of the flooding of the Mississippi River.

     Operating income for 1994 decreased 1.1% ($.5 million) to $45.9 million from $46.4 million in 1993, as a result of decreased revenues cited above, partially offset by decreased operating expenses.

     Net interest expense decreased by 4.2% to $6.8 million as compared to $7.1 million in 1993, primarily as a result of utilization of commercial paper financing and the selling of accounts receivable.

Nine Months Ended September 30, 1994 Compared to Nine Months
Ended September 30, 1993

     Revenues for 1994 increased from the prior year by $17.2 million or 4.1% to $439.4 million. The increase was a result of a 5.7% increase in the number of carloads coupled with increases in revenue other than gross freight revenue, which were partially offset by a decrease of 4.1% in gross freight revenue per carload. For the first nine months of 1994 the Company experienced carloading increases in coal (24.0%), intermodal (46.3%) and chemicals (2.3%) offset by decreased grain loads (18.1%). The UMW strike negatively impacted full year 1993 coal carloadings.

     Operating expenses for 1994 increased $6.6 million, or 2.3% as compared to 1993, reflecting the increased carloads cited above for the nine months ended September 30, 1994.

     Operating income for 1994 increased 8.1% ($10.6 million) to $141.7 million from $131.1 million in 1993, as a result of increased revenues partially offset by the increased operating expenses.

     Net interest expense decreased 19.7% to $20.8 million as compared to $25.9 million in 1993, primarily as a result of the 1993 refinancing of the Company's debt, utilization of commercial paper financing and the selling of accounts receivable.


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


Liquidity and Capital Resources

Operating Data:               Nine Months Ended September 30,
                                             1994         1993
                                               ($ in millions)
Cash flows provided by (used for):
   Operating activities                    $151.1       $ 99.6
   Investing activities                     (55.1)      (48.0)
   Financing activities                     (75.5)      (61.4)
     Net change in cash and
       temporary cash investments          $ 20.5       $(9.8)

     Operating activities in 1994 provided $151.1 million in cash, primarily from net income before depreciation and deferred taxes, and the $48.0 million of net proceeds from the sales of accounts receivables.

     During 1994, additions to property of $61.9 million include approximately $28.2 million for track and bridge rehabilitation, approximately $2.9 million for intermodal facilities, approximately $10.7 million for signals and communications and approximately $16.7 million for equipment upgrades, including lease conversions. The Company anticipates that base capital expenditures for 1994 will be approximately $65 million and will concentrate on track maintenance, renewal of track structures such as bridges, and upgrading the locomotive fleet. If additional opportunities such as equipment lease conversions or market-driven expansion occur in 1994, the total capital spending including capitalized leases could be approximately $90 million. To date, capital leases and equipment lease-conversions have totaled approximately $12.4 million. Expenditures for capital additions and lease conversions are expected to be met from current operations and other available sources.

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

     In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement.
At September 30, 1994, $48 million in accounts receivable had been sold pursuant to the Agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale.
Costs related to the agreement will vary generally in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $1.5 million for the nine months ended September 30, 1994.

     The commercial paper, issued by the Railroad, is rated
A2 by S&P, F2 by Fitch Investors Service, Inc. ("Fitch") and P3 by Moody's and is supported by a $100 million Revolver with the Railroad's bank lending group. At September 30, 1994, $37.0 million of commercial paper was outstanding with an average interest rate of 5.25%. During the first nine months, the amount outstanding ranged from $13.0 million to $60.0 million. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures and accordingly issuances are classified as long-term.

     In connection with the termination of negotiations between the Company and KCSI, Standard and Poor's and Fitch affirmed their BBB rating on Company securities and removed the Company's debt from a credit watch.

     At September 30, 1994, no amounts had been drawn under either the Railroad's Revolver or Bank Line. The $100 million available under the Revolver was limited to $60.6 million because $37.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued. The Bank Line was structured as a 364-day renewal instrument and expired October 26, 1994. At September 30, 1994, no amounts were outstanding. The Railroad has negotiated an amended and restated Revolver which replaces the Bank Line and increases the Revolver to $150 million. The new Agreement which expires in 1999, provides for a more favorable pricing to the Railroad recognizing the Railroad's improved credit ratings. The basis covenants in the former Agreement continue in the new Agreement.

     The Railroad also has uncommitted floating rate Credit Facilities totalling $95 million. At September 30, 1994, no amounts were outstanding on any of the facilities. The Company also has a 364-day $50 million Revolver with Bank of America which expires August 15, 1995. No amounts were outstanding at September 30, 1994.

     Certain of the Company's financing/leasing subsidiaries have approximately $13.2 million of outstanding debt incurred in the acquisition of 61 locomotives during 1993 and 1991.
One subsidiary used a short-term bridge financing of $21.7 million to acquire 1,522 box cars in December 1993. Such borrowings are secured by the equipment acquired. On July 5, 1994, the bridge loan was refinanced with a seven year bank facility (a two year revolver which converts to a five year term facility). This facility has interest rates at either LIBOR + 7/8 basis points or LIBOR + 1 1/8 basis points predicated by covenant performance. Initial borrowings are at the LIBOR + 1 1/8 rate. At September 30, 1994, $19.7 million was outstanding.

     The Company believes that its available cash, cash generated by its operations and cash available via commercial paper, the Revolvers, and the Credit Facilities will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at September 30, 1994, and management does not anticipate any difficulty in maintaining such compliance.

     The Company paid its eleventh consecutive quarterly cash dividend on October 6, 1994. The Board intends to continue a policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company.  Certain covenants of the Railroad's debt
agreements restrict the level of dividends it may pay to the
Company.   At September 30, 1994, approximately $96 million of
Railroad equity was free of such restrictions. The Railroad declared and paid a dividend of approximately $9.3 million to the Company in October 1994.

     The Company has paid approximately $4.1 million in the first nine months of 1994 for costs associated with the various labor agreements signed in 1992 and 1991. The Company anticipates that an additional $1.7 million will be required in 1994 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources.

     The Company has expressed its intent to negotiate labor agreements locally, i.e, with each union separately, and not be subject to national handling whereby all railroads negotiate as one with each union. To date, unions representing 10% of the Company's union represented workforce have ratified new agreements. The agreements cover wage and work rule issues through 1999 and provide annual increases of approximately 3-4%. The Company has not reached any agreements with operating crafts. Under the Railway Labor Act changes to the existing contracts with the other unions can be requested by either side after October 31, 1994.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 95% of the Railroad's short-term diesel fuel requirements through March 1995 and 47% through June 1995 are protected against significant price changes.

     The Railroad is and will continue to be subject to extensive regulation under environmental laws concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. As discussed in Item 3. "Legal Proceedings," in the Company's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16, 1994, Commission File No. 1-10720, several properties on which the Railroad currently or formerly conducted operations are subject to governmental action in connection with environmental damage. See also Item 1 in Part II of the Company's Form 10-Q for the three months ended June 30, 1994 and Item 1 in Part II herein. In the opinion of management, the Company has adequate reserves to cover the costs for investigation and remediation. However, there can be no assurance that environmental conditions will not be discovered which might individually or in the aggregate have a material adverse effect on the Company's financial condition.

     A derailment in Kegley, Illinois in August 1994, resulted in the spilling of more than 20,000 gallons of Tetrachloroethylene. The Railroad is in the process of implementing immediate response actions at the site. To date an estimate of remediation costs has not been made. However, based on prior experience and actions taken so far management does not believe that this site will have a material adverse effect on the Company's financial condition.

     Recent Event

     On July 19, 1994, the Company and Kansas City Southern Industries, Inc. (KCSI) announced the signing of a letter of intent providing for the acquisition of the Kansas City Southern Railway and certain related assets by the Company.

     On October 24, 1994, both companies announced that they had mutually agreed to terminate the letter of intent and the negotiations for the acquisition. The two companies said that they had not been able to reach definitive agreement on a number of issues.


     Recent Accounting Pronouncements

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118), SFAS No. 118 amends SFAS No. 114.

     SFAS No. 114, as amended by SFAS No. 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 15, 1994, with earlier adoption encouraged. The Company is currently evaluating the impact of this statement, if any, on its reported results. Early adoption is not anticipated.

     Also in October 1994, the FASB issued Statement of Financial Accounting Standard No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS No. 119). This statement requires disclosures about derivative financial instruments and amends two previously standards, SFAS No. 105 and SFAS No. 107. The new standard SFAS No. 119 is effective for years ending after December 15, 1994.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Incorporated herein by reference is Item 3. - "Legal Proceedings" in the Company's definitive Annual Report Form 10-K for the year ended December 31, 1993, dated March 16, 1994, and Part II Item 1. "Legal Proceedings" in the Quarterly Report on Form 10-Q for the three months ended June 30, 1994, dated August 8, 1994, both Commission File No. 1-10720.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:
          See Exhibit Index on page 15

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




                    ILLINOIS CENTRAL CORPORATION



                             /s/ Dale W. Phillips
                             Vice President & Chief Financial
                                  Officer



                              /s/ John V. Mulvaney
                                    Controller










Date: November 10, 1994
         ILLINOIS CENTRAL CORPORATION
               AND SUBSIDIARIES
                EXHIBIT INDEX


Exhibit                                             Sequential
  No.              Descriptions                      Page No.

   4.1    Revolving Credit Agreement between Illinois
          Central Corporation and Bank of America
          National Trust and Savings Association dated
          August 24, 1994.

   4.2 Revolving Credit and Term Loan Agreement between IC Leasing III and the First
          National Bank of Boston dated as of
          July 5, 1994.

  11      Computation of Income Per Common Share

  27      Financial Data Schedule


              ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF INCOME PER COMMON SHARE
                    ($ in millions, except share data)

                              Three Months          Nine Months
                                Ended                 Ended
                              September 30,        September 30,
                             1994      1993       1994    1993

Income before               $25.9      $21.5      $78.4   $65.4
  extraordinary item and
  cumulative effect of
  changes in acctg
  principles                $25.9      $21.5       $78.4  $65.4

Extraordinary item, net         -          -           -  (23.4)

Cumulative effect of
  changes in accounting
   principles                   -          -           -   (0.1)
Net income                  $25.9      $21.5       $78.4  $41.9

Calculation of average
   number of shares
   outstanding:
Primary:
Weighted average number
  of common shares
   outstanding     42,603,079  42,555,066  42,602,953  42,549,489
Effect of shares
  issuable under stock
   options            102,008     147,863     117,858     125,862
                   42,705,087  42,702,929  42,720,811  42,675,351

Fully diluted:
Weighted average
   number of common
   shares
   outstanding      42,603,079 42,555,066  42,602,953  42,549,489
Effect of shares
  issuable under
   stock options (1)   102,008    172,016     117,858     172,016
                    42,705,087 42,727,082  42,720,811  42,721,505

Income per common share:
Primary:
Before extraordinary
   item and cumulative
   effect of changes
   in acctg principles  $  0.61   $   0.50    $  1.84    $   1.53

Extraordinary item, net       -          -          -       (0.55)

Cumulative effect of
changes in accounting
   principles                 -          -          -           -
Net income              $  0.61   $   0.50    $  1.84    $   0.98


Fully diluted:
Before extraordinary
  item and cumulative
  effect of changes
  in acctg principles   $   0.61   $  0.50    $  1.84    $   1.53

Extraordinary item, net        -         -          -       (0.55)

Cumulative effect of
   changes in accounting
   principles                  -         -          -           -
Net income              $   0.61   $  0.50    $  1.84     $  0.98

(1) Such items are included in primary calculation. Additional shares represent difference between average price of common stock for the period and the end of period price.