Form 10-K
period 1994-12-31
ILLINOIS CENTRAL CORP
filed 1995-03-08
CIK 859119

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 2, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,363 million. For purposes of the foregoing statement only, directors and executive officers of the registrant have been assumed to be affiliates.

     As of March 2, 1995, there were 42,330,191 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1995 Annual
Meeting of Stockholders.

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES
                                     FORM 10-K

                           Year Ended December 31, 1994

                                       INDEX

PART I
                                                        10-K Page

  Item 1.    Business                                        3
  Item 2.    Properties                                     11
  Item 3.    Legal Proceedings                              15
  Item 4.    Submission of Matters to a Vote of Security
             Holders                                        16
  Item 4A.   Executive Officers of the Registrant           16

PART II

  Item 5.    Market for the Registrant's Common Equity
             and Related    Stockholder Matters             18
  Item 6.    Selected Financial Data                        18
  Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations  20
  Item 8.    Financial Statements and Supplementary Data    27
  Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure         27

PART III

  Item 10.   Directors and Executive Officers of the
             Registrant                                    27
  Item 11.   Executive Compensation                        27
  Item 12.   Security Ownership of Certain Beneficial
             Owners and Management                         27
  Item 13.   Certain Relationships and Related
             Transactions                                  27

PART IV

  Item 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                       28

SIGNATURES                                                 29

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

General - 1992 Four-Year Plan

   In late 1992, the Company announced a four-year plan designed to increase its revenues and lower its operating ratio and interest costs. With 1992 as its base, the plan focuses on taking advantage of the Company's leading operating ratio (operating expenses divided by operating revenues) among Class I railroads. The components of the plan are:

   -    increase annual revenues by $100 million by the end of 1996
   - reduce the operating ratio by one percentage point per year for a total of four (4) points below the 1992 base of 70.7%
   -    reduce annual interest expense by $10 million

   To accomplish this plan management identified three sources of planned revenue growth -- economic expansion, new and expanded plants on line and market share growth. Economic expansion is the combination of industrial production improvement and freight rate increases.
Market share growth is volume gained from competition, (i.e., other railroads, trucklines and barges) facilitated by being a low cost producer. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the significant progress in achieving these goals through 1994.

   Having completed two years of the four-year plan, management is developing a new five-year plan which uses 1994 as a base. The new plan covers the period 1995 through 1999 and features $200 million in revenue growth, a significantly lower operating ratio, and a stockholder-driven long-term equity enhancement program.

Commodities and Customers

   The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities. In 1994, two customers accounted for approximately 7% and 6%, respectively, of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

   In 1994, approximately 74% of the Railroad's freight traffic originated on its own lines, of which approximately 28% was forwarded to other carriers. Approximately 17% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 9% represented bridge or through traffic.

   In order to address more effectively the diversity of the Company's customer base and attain the four-year growth plan, the Railroad's marketing department was re-organized in 1993 along major commodity groups. The Railroad now focuses on these units - chemicals and bulk, grain and grain mill, forest products, coal and coke and metals, and intermodal. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, to attract customers who previously used trucks or barges for their service needs, and to establish business relationships with new shippers. These new units work with current and prospective customers to develop customized shipping solutions. Management believes that this commitment to improved customer service has enhanced relations with shippers. Further refinements to the new marketing organization in 1994 included the hiring of a new Vice President-Marketing and Sales with 33 years experience in the transportation industry and a new Assistant Vice President for the Chemicals unit.

   The formation of the Intermodal Business Unit underscores the Company's commitment to intermodal through long-term relationships with major participants in this strategic market. In each of the three years ended December 1994, the Railroad entered into joint operating agreements with trucklines and other railroads. By forming a separate business unit and entering into these agreements, the Railroad has fully integrated its intermodal hub operation with sales and marketing for enhanced control of this highly specialized and competitive service. Management anticipates that the result will be better service to customers and seamless transportation of goods for shippers and their customers.

   To effectively compete in the intermodal market the Railroad has acquired 900 trailers over the last two years, constructed its newest, state-of-the-art terminal, just south of Chicago at the intersections of major expressways and completed a major expansion at the Memphis facility.

   To address the needs of the bulk chemical and intermodal markets a bulk transfer facility (a storage track, easily accessible by truck, where carloads of plastic pellets and other dry products can be stored in bulk and transferred to truck for delivery) was opened in the Company's Chicago intermodal facility in 1994. The 11 acre bulk facility, which can be expanded if volume warrants, provides track capacity for 52 railcars and is designed to serve customers in a five-state region.
This transfer facility concept may be expanded to other sites.

   The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:

            Contributions to Total Freight Revenues by Commodity Group
 Commodity
 Group

                    1994      1993       1992      1991     1990
Chemicals           24.8%     25.0%      24.3%     24.5%    25.3%
Coal                15.2      12.8       15.3      15.0     15.3
Grain . . . . . .   10.2      14.0       12.2      11.7     10.7
Paper . . . . . .   12.2      12.4       12.1      11.2     10.7
Grain mill &
food products        8.5       9.8        8.8       8.7      9.5
Intermodal           6.6       5.4        5.4       5.2      5.0
All other           22.5      20.6       21.9      23.7     23.5
Total . . . . . .  100.0%    100.0%     100.0%    100.0%   100.0%

              Contribution to Revenue Ton Miles by Commodity Group(1)

Commodity
Group               1994      1993       1992       1991
Chemicals           15.8%     15.9%      15.1%      16.0%
Coal                24.0      15.1       18.2       17.0
Grain               20.0      27.9       27.3       27.7
Paper                9.8       9.6        9.0        8.4
Grain mill &
food products        9.3       9.9        9.0        8.3
Intermodal           5.5       3.7        3.1        2.9
All other           15.6      17.9       18.3       19.7
Total              100.0%    100.0%     100.0%     100.0%

(1) A new car tracking system was installed in late 1990. As a result pre-1991 ton mile data is not comparable, and therefore is not presented.

The principal elements of these commodity groupings are as follows:

Chemicals     A wide variety of chemicals and related products such
              as chlorine, caustic soda, potash, soda ash, vinyl chloride monomer, carbon dioxide, synthetic resins, alcohols, glycols, styrene monomer, plastics, sulfuric acid, muriatic acid, anhydrous ammonia, phosphates, mixed fertilizer compounds and carbon blacks.

Coal              Bituminous and metallurgical coal.

Grain             Corn, wheat, soybeans, sorghum, barley and oats.

Paper             Pulpboard, fiberboard, woodpulp, printing paper,
                  newsprint and scrap or waste paper.
Grain Mill &
Food Products     Products obtained by processing grain and other farm
                  products such as feed, soybean meal, corn syrup, flour and middlings, animal packinghouse by-products
                  (tallow), canned food, corn oil, soybean oil, vegetable oils, malt liquors, sugar and molasses.

Intermodal        A wide variety of products shipped either in containers
                  or trailers on specially designed cars.

Other             Pulpwood and chips, lumber and other wood products;
                  sand, gravel and stone, coke and petroleum products, metallic ores and other bulk commodities; primary and scrap metals, machinery and metal products, appliances, automobiles and parts, transportation equipment and farm machinery; glass and clay products, ordnance and explosives, rubber and plastic products, and general commodities.

Operating Statistics

     Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                           1994      1993    1992     1991    1990
Carloads (in thousands)     915       848     852      866     853
Freight train
 miles(in thousands)(2)   7,179     5,659   5,149    5,445   5,496
Revenue ton miles
 of freight traffic
 (in millions) (1)(3)    21,160    20,334  18,734   19,357      NM
Revenue tons
 per carload               76.3      79.1    76.6     79.0    77.7
Average length of haul
 (in miles)                 286       293     284      286     270
Gross freight revenue per
  ton mile (1)(4)         $.027     $.027   $.029    $.028      NM
Net freight ton miles
 per average route mile
 (in millions) (1)          7.9       7.5     6.8      7.0      NM
Gallons per
 ton mile(5)             .00248    .00251  .00269   .00276  .00292
Active locomotives          328       322     331      361     375
Track resurfacing
 (miles)                  1,397     1,293   1,465      940     618
Percent resurfaced         33.0%     29.8%   32.0%    19.6%   12.7%
Ties laid in replacement
 (including switch
 ties)                  346,994   323,764 296,536  255,283 240,968
Slow order miles         275.79    152.32  135.42   194.62  149.74

  1 A new car tracking system was installed in 1990. As a result pre-1991 ton mile data is not comparable, and therefore is not meaningful (NM).
  2 Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  3 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  4 Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
  5 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

  The following tables summarize operating expense-to-revenue ratios of the Company for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Interstate Commerce Commission ("ICC") functional groupings.


Ratio                    1994       1993      1992     1991      1990

Operating(1)             66.3%      68.2%     70.7%    73.5%     75.4%
Labor and
 fringe benefits         33.1       33.7      35.0     35.8      37.3
Leases and car  hire      8.2       11.9      12.9     14.0      14.8
Diesel fuel               5.3        5.4       5.5      6.0       5.9
Materials and
 supplies                 6.5        6.5       6.0      5.7       4.8
Depreciation and
 amortization             4.6        4.2       4.0      3.8       4.0
Other                     8.6        6.5       7.3      8.2       8.6

                         1994       1993      1992     1991      1990
Operating(1)             66.3%      68.2%     70.7%    73.5%     75.4%
Transportation (2)       28.9       29.6      31.6     34.8      35.3
Maintenance of way(3)     7.7        7.2       7.0      6.4       7.1
Maintenance of
 equipment(4)            19.2       20.7      22.5     23.9      23.7

  1 Operating ratio means the ratio of operating expenses before special charge over operating revenues.
  2 Transportation ratio means the ratio of transportation expenses (such as expenses of operating, servicing, inspecting, weighing, assembling and switching trains) over operating revenues.
  3 Maintenance of way ratio means the ratio of maintenance of way expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring right-of-way and trackage structures, buildings and facilities) over operating revenues.
  4 Maintenance of equipment ratio means the ratio of maintenance of equipment expenses (such as the expense of repairing, maintaining, leasing, depreciating and retiring transportation and other operating equipment) over operating revenues.

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

     The Railroad is a party to several national collective bargaining agreements which, until 1994, establish the wages and benefits of its union workers -- 90% of all Railroad employees are represented by a union. These agreements became subject to renegotiation beginning November 1, 1994, when bargaining notices were filed; however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached. Despite being part of the national bargaining group, the Railroad has expressed a desire to negotiate separate distinct agreements with each of its unions on a local basis.
To date, discussions with all eleven union organizations have been initiated. Three unions, representing 29% of the Railroad's represented workforce have ratified agreements which cover wages and work rule issues through 1999. During the term of the agreements wages will rise approximately 3%-4% per year on average. In reaching these agreements approximately $.8 million was paid in signing bonuses. It is too early to determine if separate agreements will be reached with the other crafts. The following table shows the average annual employment levels of the
Railroad:

                     1994      1993     1992      1991    1990
Total employees     3,250     3,306    3,421     3,611   3,688

  A significant portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the United Transportation Union, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated.
In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. The current crew size of approximately
2.74 is not expected to change dramatically.

  Management believes that over the next several years attrition and retirements would be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with the four year plan.

Regulatory Matters; Freight Rates; Environmental Considerations

  The Railroad is subject to significant governmental regulation by the ICC and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

  The jurisdiction of the ICC encompasses, among other things, rates charged for certain transportation services, issuance of securities, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services. Current congressional proposals to eliminate the ICC are still unclear as to what regulatory scheme might remain and thus the potential impact of the proposals on the Company are unknown.

  The Federal Railroad Administration, the Occupational Safety and Health Administration and certain state transportation agencies have jurisdiction over railroad safety matters. These agencies prescribe and enforce regulations concerning car and locomotive safety equipment, track safety standards, employee work conditions and other operating practices.

  The amount of Southern Illinois coal transported by the Railroad is expected to decline somewhat as the Clean Air Act is fully implemented. Much of the coal from mines in that area currently served by the Railroad will not meet the environmental standards of the Clean Air Act without blending with compliance coal or installation of air scrubbers at point of use. On the other hand, the Railroad expects to participate in additional movements of Western coal and Southern Illinois coal which does comply. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of the Company.

  The Company is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Railroad and other railroads is the risk of environmental liabilities. See Item
2. "Properties - Environmental Conditions" for discussion of sites on which the Railroad currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation. The EPA is expected to propose regulations limiting locomotive emissions which may significantly increase the purchase price or operating expense of locomotives. Additional expenditures by the Railroad may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address contaminated sites which may be discovered.

Competition

  The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 500 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate forms of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect the Company's competitive position.

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

  All of the Railroad's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major midwestern and eastern rail systems has resulted in strong competition in the service territory of the Railroad.
To date, such consolidations have not had a material adverse impact on the Railroad's operation or financial results.

Liens on Properties

  Most of the locomotives and rail cars owned by the Company's financing/leasing subsidiaries are subject to liens. See Note 9 of Notes to Consolidated Financial Statements.

Liability Insurance

  The Company is self-insured for the first $5 million of each loss. The Company carries $295 million of liability insurance per occurrence, subject to an annual cap of $395 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

  System. As of December 31, 1994, the Railroad's total system consisted of approximately 4,600 miles of track comprised of 2,700 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

  Track Structures. During the five years ended December 31, 1994, the Railroad has spent $348.7 million on track structure to maintain its rail lines, as follows ($ in millions):

                 CAPITAL
             EXPENDITURES  MAINTENANCE      TOTAL
1994            $ 63.2        $ 29.1        $ 92.3
1993              50.3          25.1          75.4
1992              46.4          23.0          69.4
1991              36.3          20.7          57.0
1990              34.6          20.0          54.6

Total           $230.8        $117.9        $348.7

  These expenditures concentrated primarily on track roadway and bridge rehabilitation in 1994, 1993 and 1992. Approximately, 1,400 miles, 1,300 miles and 1,400 miles of road were resurfaced in 1994, 1993 and 1992, respectively. During 1994 and 1993, approximately $11.4 million was spent to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control ("CTC"). Over the last three years, a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis. Expenditures in 1991 and 1990 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with CTC. Future capital expenditures for track structures are expected to average $52 million to $60 million annually.

  Fleet. The Railroad's fleet has undergone significant rationalization and upgrading from its peak in 1985 of 862 locomotives and 28,616 freight cars. Over the last two years older, less efficient locomotives were replaced with newer larger horsepower and more efficient equipment. In 1993, the Company implemented a lease conversion program to increase ownership of locomotives and freight cars to become less dependent on the leasing market as a source of equipment. The program resulted in 118 locomotives and 4,228 freight cars either being acquired outright or leased under more favorable lease terms by the Company. As a result of the new lease terms, $24.7
million of capital leases were recorded in 1994.   Most of these leases
contain fixed price options whereby the equipment can be acquired at or below fair market value.

  Since 1992, the Railroad acquired 4 SD-40-2 locomotives and also upgraded its highway trailer fleet with 900 newly built trailers. Of this amount, 800 replaced 880 older leased trailers and 100 were for expanded volume. The locomotives are leased to the Railroad for seven and one-half years. Approximately 1,800 of the cars acquired are leased to the Railroad as well. The remaining cars are leased to other non-affiliated railroads. When those leases expire, the Railroad has first right of refusal to lease the equipment. As these cars are leased to the Railroad other leased equipment will be returned to the independent, third-party lessors or short-term car hire agreements will be terminated.

  In 1995, the Company will replace 31 older smaller locomotives with 20 new SD-70's with an option to acquire an additional 20 SD-70's in 1996.

  The Railroad has repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until the Railroad anticipates it will need the equipment for its expansion.

  The following is the overall fleet at December 31:

TOTAL UNITS:           1994      1993     1992     1991    1990
Locomotives(1)          417       468      449      470     471
Freight cars         16,498    16,634   15,877   16,381  16,526
Work equipment          625       745      902      881     934
Highway trailers (2)    898       898      203      124      67

1 Approximately 89 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. The Railroad sold 48, 23 and 66 surplus locomotives in 1994, 1993 and 1992, respectively. The active fleet is 328 as of December 31, 1994.
2 Excludes trailers being accumulated for return to lessors.

       The components of the fleet by subsidiary and in total for 1994 and in total for 1993 are shown below:

                  Leasing    Railroad
                  Subsid-              Long-
                  iaries     Owned     Term            1994   1993
  Description:      Total       (2)    Lease(3) Total  Total  Total
Locomotives:
 Multi-purpose         60       224       41      265    325    368
  Switching             -        50       42       92     92    100
   Total               60       274       83      357    417    468

Freight Cars:
 Box (general
 service)           1,130       235       97      332  1,462  1,221
 Box (special
 purpose)             386     2,560      155    2,715  3,101  3,510
 Gondola                -       935      427    1,362  1,362  1,094
 Hopper (open top)    320     2,096    2,301    4,397  4,717  4,955
 Hopper (covered)       -     2,792      940    3,732  3,732  3,777
 Flat                   -       251      529      780    780    851
 Other                  -     1,191      153    1,344  1,344  1,226
Total               1,836    10,060    4,602   14,662 16,498 16,634

 Work Equipment                 617        8      625    625    745
 Highway trailers(4)              -      898      898    898    898

1 In addition, approximately 1,744 freight cars were being used by the Railroad under short-term car hire agreements.
2     Includes 65 locomotives and 1,762 freight cars under
      capital leases.
3     Excludes equipment listed under Leasing Subsidiaries.
4     Excludes trailers being accumulated for return to lessor.

Environmental Conditions

      The Railroad faces potential environmental cleanup costs associated with approximately 20 contaminated sites and various fueling facilities for which a total of $13 million has been reserved as of December 31, 1994. The most significant of those sites are described below.

Mobile, Alabama

      The Railroad owned property in Mobile prior to 1976 upon which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. The Railroad has been participating in joint cleanup efforts with the current owner and the Railroad's lessee. See Item 3. "Legal Proceedings."

Jackson, Tennessee

      A rail yard in Jackson, Tennessee, formerly owned by the Railroad has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethylene (TCE) in the adjacent municipal water well field. The Railroad formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. See Item 3. "Legal Proceedings."

McComb, Mississippi

      The Railroad is conducting a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. The study is being conducted under the supervision of the Mississippi Department of Environmental Quality.

Kegley, Illinois

      Emergency response action has been taken by the Railroad at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. The Railroad has enrolled in Illinois' Pre-Notice Site Cleanup Program and is voluntarily remediating the site. The Railroad believes the shipper bears some responsibility for the release and has so notified it.

East Hazel Crest, Illinois

      In 1994 the Railroad learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. The Company has constructed a groundwater remediation system and enrolled the site in Illinois' Pre-Notice
Site Cleanup Program.  See Item 3. "Legal Proceedings."
Fueling Facilities

Fueling Facilities

      The Railroad has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and the Railroad has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

      The Railroad has been identified as a PRP at three sites where waste oil was allegedly processed and disposed. In each instance, the Railroad is alleged to have generated some of the waste oil, and in each the Railroad believes any contribution it may have made to the site contamination is de minimis.

Item 3.  Legal Proceedings

State of Alabama, et al. v. Alabama Wood Treating Corporation,
Inc., et al., S.D. Ala. No. 85-0642-C

      The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include the Railroad, which owned the land until 1976, Alabama Wood Treading Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from the Railroad and conducted creosote operations on the site. In December 1976, the Railroad sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

      In 1986, ASD, RII and the Railroad agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. The Railroad has contributed $2.3 million. Further clean-up activities are anticipated.

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

In the Matter of Illinois Central Railroad Company, et al.,
Tennessee Division of Superfund No. 94-0187

      The Tennessee Department of Environmental and Conservation has issued a Remedial Order requiring cleanup by the Railroad and the current owners of a site in Jackson, Tennessee. The Railroad operated a rail yard and locomotive repair facility at the site. Trichloroethylene ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. The Railroad has commenced a remedial investigation and feasibility study of the site, and expects to cooperate with the agency and other Potentially Responsible Parties to conduct any necessary clean-up activities.

People of the State of Illinois v. Illinois Central Railroad No.
95 CH842 (Circuit Court of Cook County, Illinois)

      On February 2, 1995, the State of Illinois filed a Complaint for Injunction and Civil Penalties against the Railroad relating to a release of diesel fuel from an underground pipeline at the Railroad's Markham Yard facility in East Hazel Crest, Illinois. The Complaint alleges that the Railroad violated State water pollution statutes by allowing diesel fuel to enter waters of the State and seeks an order compelling the Railroad to take necessary corrective actions at the site and to pay a civil penalty.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during fourth quarter.

Item 4A.  Executive Officers of the Registrant

      The executive officers of the Company are identified in the table below. Each executive officer of the Company currently holds an identical position with the Railroad. Executive officers of the Company and the Railroad serve at the pleasure of the respective Boards of Directors.

        Name            Age         Position(s)

Gilbert H. Lamphere     42       Chairman of the Board of Directors
E. Hunter Harrison      50       President and Chief Executive Officer,
John D. McPherson       48       Senior Vice President - Operations
Gerald F. Mohan         54       Senior Vice President - Marketing
James M. Harrell        42       Vice President - Human Resources
David C. Kelly          50       Vice President - Maintenance
Ronald A. Lane          44       Vice President and General Counsel and
                                 Secretary
Dale W. Phillips        40       Vice President and Chief Financial Officer
Donald H. Skelton       51       Vice President - Marketing and Sales
John V. Mulvaney        44       Controller

    Biographical Information

    The following sets forth the periods during which the executive officers of the Company and the Railroad have served as such and a brief account of the business experience of such persons during the past five years.

    Mr. Lamphere has been a director of the Corporation and the Railroad since 1989. He has been Chairman of the Board since 1993, and Chairman of the Executive Committee of the Board since 1990. Mr. Lamphere is Managing Director of the Fremont Group, a diversified investment company. He was Co-Chairman and Chief Executive Officer of The Noel Group, Inc. from 1991 until 1994 and was the Chairman and Chief Executive Officer of The Prospect Group, Inc. until 1994, for which he had served in various capacities since becoming a director in 1983. Mr. Lamphere also is a director of and Chairman of both Recognition International Inc. and Belding Heminway, Inc. He also serves as a director of Fremont and Prospect.

    Mr. Harrison was appointed President, Chief Executive Officer and a Director of the Company and the Railroad in February 1993. He joined the Company and the Railroad as Vice President and Chief Transportation Officer in 1989. In November 1991 he was appointed Senior Vice
President - Transportation and was named Senior Vice President -
Operations in July 1992.

    Mr. McPherson joined the Company and the Railroad in July 1993. He was named Senior Vice President - Operations in 1994. He also serves as a Director of the Railroad. Prior to joining the Company and the Railroad, he held various positions with the Atchison, Topeka and Santa Fe Railway Company from 1966 to 1993, most recently as Assistant Vice President - Safety.

    Mr. Mohan was appointed Senior Vice President - Marketing of the Railroad in 1986. In April 1993 he was elected a Director of the Railroad. He was appointed to his present position with the Company in December 1989.

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

    Mr. Phillips was appointed to his present position in the Company and the Railroad in April 1990. He joined the Railroad in 1988 serving as Controller from April 1989 to April 1990. In April 1993 he was elected a Director of the Railroad. Mr. Phillips also serves as a director of Rail Association Insurance, Ltd.

    Mr. Skelton joined the Company and the Railroad as Vice President Marketing and Sales in October 1994. He was previously employed by Mark VII Transportation and as an independent consulting specialist in international transportation. From 1987 to 1993 he was employed by the Atchison, Topeka and Santa Fe Railway Company holding various executive positions including Vice President Marketing and Sales and Vice President International/Domestic Customer Development.

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

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

    The Common Stock is listed on the New York Stock Exchange, Inc. under the symbol "IC."

    The following table sets forth, for the periods indicated, (i) the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape and (ii) the per share amount of dividends paid.


                    Stock Price         Dividends
                     High        Low       Per Share
1993
First Quarter     $27.250     $23.625     $  .15
Second Quarter     30.125      25.375        .15
Third Quarter      32.750      26.625        .17
Fourth Quarter     36.000      29.250        .17

1994
First Quarter     $38.625     $32.375     $  .21
Second Quarter     37.875      30.500        .21
Third Quarter      31.750      29.250        .21
Fourth Quarter     31.500      28.625        .21

1995
First Quarter
(through March 2) $34.875     $30.750     $  .25

As of March 2, 1995, there were approximately 15,000 stockholders based on estimates of beneficial ownership. The closing price of the Common Stock as reported on the New York Stock Exchange Composite Tape on March 2, 1995 was $33.875 per share.


Item 6.  Selected Financial Data

     The following table sets forth selected historical consolidated financial data of the Company for the five years ended December 31, 1994, all derived from the consolidated financial statements of the Company which were audited by Arthur Andersen LLP. Arthur Andersen LLP has included an explanatory paragraph in its report on the consolidated financial statements and schedules for the three years ended December 31, 1994, to describe the Company's change in its methods of accounting for income taxes and for postretirement health care and postemployment benefits in 1992 and 1993, respectively. This summary should be read in conjunction with the consolidated financial statements included elsewhere in this Report and the schedules and notes thereto.

                    SELECTED CONSOLIDATED FINANCIAL INFORMATION
                        ($ in millions, except share data)
                                Years Ended December 31,
                           1994     1993    1992     1991   1990
Income Statement Data:
Revenues                 $593.9   $564.7  $547.4   $549.7  $544.2
Operating expenses
 before special charge    393.6    385.2   387.0    404.1   410.4
Special charge                -        -     8.9        -       -
Operating income          200.3    179.5   151.5    145.6   133.8
Other income, net           1.0      1.7     2.0      5.7     6.2
Interest expense, net     (28.4)   (33.1)  (43.6)   (55.1)  (71.4)
Income before income
 taxes, extraordinary
 item and cumulative
 effect of changes in
 accounting principles    172.9   148.1   109.9     96.2    68.6
Provision for
 income taxes              59.0    56.4    37.4     30.8    22.4
Income before extraordinary
 item and cumulative
 effect of changes in
 accounting priciples     113.9    91.7    72.5     65.4    46.2
Extraordinary item, net       -   (23.4)      -        -       -
Cumulative effect of
 changes in accounting
 principles                   -    (0.1)   23.4        -       -
Net income                113.9    68.2    95.9     65.4    46.2
Preferred stock dividends
 requirements                 -       -       -        -     5.1
Income applicable
 to common stock         $113.9   $68.2   $95.9    $65.4   $41.1
Income per share(1):
 Before extraordinary
 item and accounting
 changes                  $2.67   $2.14   $1.70    $1.64    $1.31
Extraordinary item            -   (0.55)      -        -        -
Accounting changes            -       -    0.55        -        -
Net income per share      $2.67   $1.59   $2.25    $1.64    $1.31
Weighted average number
 of common shares
 outstanding (in
 thousands)(1)           42,726  42,680  42,600   39,830   31,460
Cash dividends declared
 per common share         $0.88   $0.70   $0.50        -        -
Operating ratio (2)        66.3%   68.2%   70.7%    73.5%    75.4%

                                Years Ended December 31,
                           1994     1993       1992       1991      1990
Balance Sheet Data:
Total assets           $1,308.7  $1,258.7  $1,206.1   $1,183.5   $1,152.0
Long-term debt            328.6     360.3     367.3      413.5      486.1
Stockholders' equity      454.1     377.4     338.8      260.3      128.4
Working capital (deficit) (65.4)    (32.4)     (2.9)      (3.4)     (44.9)

1. Amounts for the years 1991 and 1990 have been restated to give effect to a 3-for 2 stock split effective in February 1992.
2. Operating ratio is the ratio of operating expenses before special charge to operating revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Four-Year Growth Plan

   With two years of the 1992 four-year growth plan completed, the Company has achieved two key goals and is on track in the third. Announced in the fall of 1992 the plan was to reduce interest expense by $10 million annually and lower the already lowest operating ratio in the industry to 66.7%, while raising total revenue $100 million. As of December 31, 1994, the Company's interest expense had declined from $44 million to $28 million well ahead of the planned $10 million reduction. The operating ratio for 1994 was 66.3%, approximately one-half percentage point lower than the four year goal. During the last two years revenues rose 3.1% and 5.2%, respectively, and at $594 million are 8.5% higher than 1992. This revenue growth was accomplished despite the impact of two major unplanned events in 1993. In May 1993, the United Mine Workers struck against several companies affecting six mines served by the Railroad. As a result, approximately 35,000 carloads of coal were lost. The strike was settled in December 1993, and full production resumed in January 1994. Partially offsetting the lost coal loads was a gain of approximately 15,000 carloads of grain and grain mill products. This traffic was diverted to the Railroad as a result of the flooding of the upper Mississippi River in July and August 1993. Additionally, over 500 trains from several other Class I railroads were detoured over the Railroad's system. The result was a significant temporary increase in traffic density over the Company's routes.

   Contributing to 1994's gain in revenue was a resurgence in chemical traffic and sharp growth in intermodal. Intermodal traffic increased 53% benefiting from strength across the board plus two partnerships with other carriers, one of which was in effect for only the last half of 1994.

   The tender offer for and retirement of $145 million 14-1/8% debentures of the Railroad, in the second quarter of 1993, was the most significant contributor in the achievement of the interest expense goal of the growth plan.

   Having completed two years of the four-year plan, management is developing a new five-year plan which uses 1994 as a base. The new plan covers the period 1995 through 1999 and features $200 million in revenue growth, a significantly lower operating ratio, and a stockholder-driven long-term equity enhancement program.

Results of Operations

   The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements.

1994 Compared to 1993

   Revenues for 1994 increased from the prior year by $29.2 million or 5.2% to $593.9 million. The increase was a result of a 7.9% increase in carloadings partially offset by a 3.7% decrease in the average freight revenue per carload. In 1994, the Company experienced increased carloadings in intermodal (53.0%), coal (22.6%), chemicals (3.6%) and paper (2.2%) partially offset by decreased loadings in grain (12.5%) and grain mill products (10.3%). The increase in intermodal carloadings highlighted the Company's emphasis and commitment in this area. For the year, carloadings increased over 67,000 to approximately 915,000 carloads.

   Operating expenses for 1994 increased $8.4 million or 2.2%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1994 over 1993. Depreciation expense was higher in 1994 because of the Company's shift to ownership of equipment from leasing. Other expenses, which include property and franchise taxes, casualty and environmental accruals, joint facilities, net and equipment related expenses, increased $14.0 million. Partially offsetting the increased expenses was a $18.4 million decrease in lease and car hire expense which resulted from the Company's shift from leasing to owning, more effective turnaround of cars and lower export grain.

    Operating income increased $20.8 million or 11.6% to $200.3 million for the reasons described above.

   Net interest expense for 1994 decreased 14.2% ($4.7 million) to $28.4 million compared to $33.1 million in 1993. The sales of accounts receivable under a revolving agreement allowed the Company to utilize existing assets to obtain funds rather than issuing additional debt.
The expense associated with this transaction is accounted for as Other Income, Net, not Interest Expense and when coupled with paydowns of other existing debt produced the decrease in interest expense.

   Net income was further affected by two unusual transactions. The first was the terminated merger discussions with the Kansas City Southern Railroad Company which resulted in a $2.7 million pretax charge ($1.7 million after tax), and the second was a $5.0 million after tax gain on the favorable resolution of prior period tax issues.

1993 Compared to 1992

   Revenues for 1993 increased from the prior year by $17.3 million or 3.1% to $564.7 million. The increase was a result of a 2.9% increase in average gross freight revenue per carload, resulting from an improved commodity mix and modest rate increases. The 1993 revenue increase was attributable in part to the gain in carloads when the upper Mississippi River flooding affected barge traffic and also disrupted rail operations of other carriers who diverted traffic to the Company's system. Additionally, chemical loads were up 6% and paper was up 3%. Intermodal was up 5%, reflecting the Company's commitment to increase this aspect of operation, as evidenced by the new Chicago-area intermodal facility and expansions in Memphis. These gains were offset by lost carloads of coal resulting from the United Mine Workers strike of certain coal producers. For the year, carloadings declined .5% (or 4,400 carloads) to 847,900 carloads.

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

  In August 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35%, retroactive to January 1, 1993.

Liquidity and Capital Resources

Operating Data:

                                  1994      1993     1992
Cash flows provided by
 (used for):
 Operating activities           $205.3    $124.3   $124.4
 Investing activities            (80.4)    (89.0)   (46.6)
 Financing activities           (111.4)    (59.2)   (75.9)
Net change in cash and
 temporary cash investments     $ 13.5    $(23.9)  $  1.9

       Cash from operating activities in 1994 and 1993 was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles, and 1994 was also affected by the sales of accounts receivable. A significant source of cash in 1993 and 1992 ($6.3 million and $26.4 million, respectively) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. Only $.5 million was received in 1994.


       During 1994, additions to property of $90.1 million included approximately $44.7 million spent on track and bridge rehabilitation, approximately $13.8 million on communications and signal work (including the conversion to CTC on the Yazoo district), approximately $28.3 million on equipment purchases and betterments and approximately $3.0 million on expansion and rehabilitation of intermodal facilities, primarily Memphis. During 1993, additions to property of $90.7 million included approximately $36.6 million for track and bridge rehabilitation and approximately $31.4 million for the purchase of 21 locomotives and 1,522 freight cars. In 1994 and 1993 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Company's strategy of owning more of its equipment. During 1992, additions to property of $50.8 million included approximately $46.4 million for track and bridge rehabilitation including approximately $5 million for the construction of a new intermodal facility in the Chicago area. Proceeds from the sales of excess materials generated by the single-track project ($4.1 million in 1992) partially offset the cost of property additions. Property retirements and removals unrelated to the single-track project generated proceeds of $8.2 million, $5.3 million and $3.5 million in 1994, 1993 and 1992, respectively.

       The Railroad anticipates that base capital expenditures for 1995 will be approximately $65 million and will concentrate on track maintenance and renewal of track structures such as bridges. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to upgrade the locomotive fleet. If additional opportunities such as lease conversions or market-driven expansions occur in 1995, the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations or other available sources.

       Since 1990, management has concentrated on reducing leverage, expanding funding sources, lowering funding costs and upgrading the debt ratings issued by the rating services. During 1994, several events continued this process. The Railroad's commercial paper program was expanded. A total of $100 million can be issued and outstanding under the program which is supported by a $150 million Revolver with the Railroad's bank lending group (see below). Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P3 and F2, respectively. At December 31, 1994, $15.0 million was outstanding. For the year the rates ranged from 3.365% to 6.25%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

       In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At December 31, 1994, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $2.2 million for the year ended December 31, 1994.

       In November 1994, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $100 million Revolver was amended and restated to a $150 million Revolver expiring in 1999. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 25 basis points and borrowings under this agreement are at LIBOR plus 50 basis points. This amended facility replaced the $100 million revolver due in 1996 and a $50 million 364-day facility due in October 1994. The new Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1994, the $150 million was limited to $132.6 million because $15.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued. Since April 1993, when a tender offer for the Railroad's $145 million 14-1/8% Senior Subordinated Debentures ("Debentures") was completed, the agreements with the bank groups and the $160 million senior secured notes ("Senior Notes") issued in 1991 have been unsecured. The Senior Notes are callable with a make-whole provision in April 1995. No decision has been made to prepay these notes.

       In 1994, in order to facilitate the stock repurchase program, the Company entered into a $50 million 364-day floating-rate revolving loan agreement which charges a 20 basis point annual fee, interest between LIBOR plus 62.5 basis points to LIBOR plus 100 basis points, expires in August 1995 and was not drawn upon during 1994. The Company's financing/leasing subsidiaries have approximately $31.0 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991 and 1,522 freight cars in 1993.

       The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

       Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at December 31, 1994, and management does not anticipate any difficulty in maintaining such compliance.

       In 1993, a $23.4 million extraordinary loss, net of $12.6 million in tax benefits, was incurred in connection with the Railroad's tender offer for the Debentures and the costs associated with calling the $10.3 million untendered portion.

       In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 (the "Notes") and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures. At December 31, 1994, the Railroad's public debt was rated Baa3 by Moody's and BBB by S&P.
On March 2, 1995, Moody's raised their rating to Baa2 and raised the commercial paper program to P2.

       The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 92% of the Railroad's short-term diesel fuel requirements through March 1995 and 46% through June 1995 are protected against significant price changes. See Note 7 of the Notes to Consolidated Financial Statements.

       The Company declared its twelfth consecutive quarterly cash dividend which was paid on January 6, 1995. The Board intends to continue a policy of quarterly dividends with a target of 33% of expected earnings, subject to existing conditions. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Certain covenants of the Railroad's debt agreements restrict the level of dividends it may pay to the Company. At December 31, 1994, approximately $44.9 million of Railroad equity was free of such restrictions.

       The Company has paid approximately $6 million, $8 million and $10 million in 1994, 1993, and 1992, respectively, for severance, lump sum signing awards and other costs associated with the various agreements signed in 1994, 1992 and 1991. The Company anticipates that an additional $7 million will be required in 1995 related to all such agreements. These requirements are expected to be met from current operating activities or other available sources. As the Company continues to negotiate with its operating unions on a local level, agreements may be reached that require significant lump sum payments.
It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Stock Repurchase Program

       In 1994, the Board of Directors adopted an ongoing plan to target approximately 75% to 150% of projected free cash flow after capital expenditures and dividends, subject to maintaining a target debt-to-capital ratio of not more than 45%, for the repurchase of Common Stock. The Board will review annually the appropriate levels of repurchases for the following year. For 1995, the Board authorized the purchase of $60 million of Common Stock. Such purchases under the program are to be funded by a special $60 million dividend from the Railroad which was declared in 1994 and will be paid as requested by the Company. At December 31, 1994, the Company had spent $.2 million to acquire 8,000 shares of Common Stock under the plan. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

Environmental Liabilities

       The Company's operations are subject to comprehensive environmental regulation by federal, state and local authorities.
Compliance with such regulation requires the Company to modify its operations and expend substantial manpower and financial resources.

       Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and similar state and federal laws, the Company is potentially liable for the cost of clean-up of various contaminated sites. The Company has been notified that it is a potentially responsible party at sites ranging from those with hundreds of potentially responsible parties to sites at which the Company is primarily responsible. The Company generally participates in the clean-up at sites where other substantial parties share responsibility through cost-sharing arrangements, but under Superfund and other similar laws the Company can be held jointly and severally liable for all environmental costs associated with such sites.

       The Company is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Company paid approximately $3.0 million in 1994 toward the investigation and remediation of those sites, and anticipates similar expenditures annually in the future. During 1994, the Company spent an additional $.6 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

       For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1994, the Company estimated the probable range of its estimated liability to be $13 million to $48 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

       The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and the Railroad continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This statement applies to financial statements for fiscal years beginning after December 31, 1994, with earlier adoption encouraged. The Company is currently evaluating the impact, if any, this statement will have on its reported results when it is adopted in the first quarter of 1995.


Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 31 of this
Report.


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

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions.

       The information required by these items is incorporated by reference to the sections of the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission on or before March 16, 1995) entitled Nominees for Election as Class I Directors who would hold office until 1998, Class II Directors continuing in office until 1996, Class III Directors continuing in office until 1997, Committees of the Board of Directors, Compensation of Executive Officers and Directors, Ownership of Common Stock and Certain Transactions-Certain Transactions and General-Compliance with the Securities Exchange Act. However, the Compensation Committee Report and the Performance Graph are specifically not incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1. Financial Statements:

          See Index to Consolidated Financial Statements on page 31 of this Report.

       2. Financial Statement Schedules:

          See Index to Financial Statement Schedules on page F-26 of this
          Report.

       3. Exhibits:

          See items marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by
          Item 14.

(b)    1. Reports on Form 8-K:

          During the fourth quarter of 1994 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

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

                          ILLINOIS CENTRAL CORPORATION

                       By:  /s/ DALE W. PHILLIPS
                                Dale W. Phillips
                   Vice President and Chief Financial Officer
                              Date: March 8, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ GILBERT H. LAMPHERE     Chairman of the                     March 8, 1995
    Gilbert H. Lamphere     Board and Director

/s/ E. HUNTER HARRISON      President and Chief                 March 8, 1995
    E. Hunter Harrison      Executive Officer
                           (principal executive
                            officer), Director

/s/ DALE W. PHILLIPS        Vice President                      March 8, 1995
    Dale W. Phillips        and Chief Financial
                            Officer (principal
                            financial officer)

/s/ JOHN V. MULVANEY        Controller                          March 8, 1995
    John V. Mulvaney        (principal accounting
                             officer)

                            Director
    Thomas A. Barron

/s/  GEORGE D. GOULD        Director                            March 8, 1995
     George D. Gould

/s/ WILLIAM B. JOHNSON      Director                            March 8, 1995
    William B. Johnson

/s/ ALEXANDER P. LYNCH      Director                            March 8, 1995
    Alexander P. Lynch

/s/ SAMUEL F. PRYOR, IV     Director                            March 8, 1995
    Samuel F. Pryor, IV

/s/ F. JAY TAYLOR           Director                            March 8, 1995
    F. Jay Taylor

/s/ JOHN V. TUNNEY          Director                            March 8, 1995
    John V. Tunney

/s/ ALAN H. WASHKOWITZ      Director                            March 8, 1995
    Alan H. Washkowitz

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES

                                   F O R M  10-K

                               FINANCIAL STATEMENTS

                          SUBMITTED IN RESPONSE TO ITEM 8

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
Report of Independent Public Accountants                                 F-1

Consolidated Statements of Income for the
three years ended December 31, 1994                                      F-2

Consolidated Balance Sheets at December 31, 1994 and 1993                F-3

Consolidated Statements of Cash Flows for the three years ended
December 31, 1994                                                        F-4

Consolidated Statements of Stockholders' Equity and Retained
 Income for the three years ended December 31, 1994                      F-5

Notes to Consolidated Financial Statements for the three years ended
December 31, 1994                                                        F-6

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Corporation:

       We have audited the accompanying consolidated balance sheets of Illinois Central Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholders' equity and retained income for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

       As discussed in Notes 11 and 12 to the consolidated financial statements, effective January 1, 1992, and January 1, 1993, the Company changed its methods of accounting for income taxes and for postretirement health care and postemployment benefits, respectively.

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



                                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
January 17, 1995

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Income
                    ($ in millions, except share data)

                                      Years Ended December 31,
                                     1994          1993         1992
Revenues                           $593.9        $564.7       $547.4
 Operating expenses:
 Labor and fringe benefits          196.2         190.2        191.3
 Leases and car hire                 48.8          67.2         70.4
 Diesel fuel                         31.5          30.4         30.0
 Materials and supplies              38.6          36.7         33.1
 Depreciation & amortization         27.4          23.6         22.1
 Other                               51.1          37.1         40.1
 Special charge                         -             -          8.9
Operating expenses                  393.6         385.2        395.9

Operating income                    200.3         179.5        151.5

Other income, net                     1.0           1.7          2.0
Interest expense, net               (28.4)        (33.1)       (43.6)
Income before income taxes,
 extraordinary item and
 cumulative effect of changes in
 accounting principles              172.9         148.1        109.9
Provision for income taxes           59.0          56.4         37.4
Income before extraordinary
 item and cumulative effect
 of changes in accounting
 principles                         113.9          91.7         72.5
Extraordinary item, net                 -         (23.4)           -
Cumulative effect of changes
 in accounting  principles              -          (.1)         23.4


Net income                         $113.9         $68.2        $95.9

Income per share:
 Before extraordinary item
 and cumulative effect of
 changes in accounting
 principles                         $2.67         $2.14        $1.70
 Extraordinary item, net                -          (.55)           -
 Cumulative effect of changes
 in accounting principles               -             -          .55
Net income per share                $2.67         $1.59        $2.25

Weighted average number
 of shares of common
 stock and common stock
 equivalents outstanding       42,725,739    42,679,683   42,600,107
The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets
                              ($ in millions)

    ASSETS
                                                   December 31,
                                                 1994      1993
Current assets:
   Cash and temporary cash investments           $24.2     $10.7
   Receivables, net of allowance for doubtful
     accounts of $2.1 in 1994 and $3.1 in 1993    33.9      80.3
   Materials and supplies, at average cost        15.7      20.1
   Assets held for disposition                     9.1       9.1
   Deferred income taxes - current                21.8      22.8
   Other current assets                            3.3       3.6
      Total current assets                       108.0     146.6

Investments                                       13.5      15.7

Properties:
   Transportation:
      Road and structures, including land        994.9     947.9
      Equipment                                  165.6     118.1
   Other, principally land                        40.8      40.4
      Total properties                         1,201.3   1,106.4
   Accumulated depreciation                      (30.0)    (20.9)
      Net properties                           1,171.3   1,085.5

Other assets                                      15.9      10.9
    Total assets                              $1,308.7  $1,258.7

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt          $11.1     $24.3
   Accounts payable                               54.5      54.4
   Dividends payable                              10.7       9.0
   Income taxes payable                            0.9       1.5
   Casualty and freight claims                    24.9      24.7
   Employee compensation and vacations            16.5      15.8
   Taxes other than income taxes                  16.2      14.0
   Accrued redundancy reserves                     6.8       6.8
   Other accrued expenses                         31.8      28.5
     Total current liabilities                   173.4     179.0

Long-term debt                                   328.6     360.3
Deferred income taxes                            218.2     202.3
Other liabilities and reserves                   134.4     139.7

Contingencies and commitments (Note 15)
 Stockholders' equity:
   Common stock, par value $.001,
   authorized 100,000,000 shares,
   42,853,564 shares issued and 42,609,591 shares
   outstanding                                       -          -
   Additional paid-in capital                    165.1      164.2
   Retained income                               293.0      216.5
   Treasury stock (243,973 shares)                (4.0)      (3.3)
       Total stockholders' equity                454.1      377.4
       Total liabilities and
        stockholders' equity                  $1,308.7   $1,258.7
The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              ($ in millions)


                                      Years Ended December 31,
                                      1994        1993      1992
Cash flows from operating
 activities :
   Net income                       $113.9       $68.2     $95.9
   Reconciliation of net income
    to net cash provided by (used
    for) operating activities:
      Extraordinary item, net            -        23.4         -
      Cumulative effect of changes
        in accounting principles         -         0.1     (23.4)
      Depreciation and amortization   27.4        23.7      22.1
      Deferred income taxes           17.4        31.9      21.4
      Special charge                     -           -       8.9
      Equity in undistributed earnings
        of affiliates, net of
        dividends received            (0.4)       (0.3)      0.2
      Net gains on sales of real
        estate                        (2.0)       (0.8)     (0.4)
      Cash changes in working capital 54.3        (0.8)    (15.8)
      Changes in other assets         (4.4)       (1.4)      2.8
      Changes in other liabilities
        and reserves                  (0.9)      (19.7)     12.7
        Net cash provided by
          operating activities       205.3       124.3     124.4

Cash flows from investing activities:
 Additions to properties             (90.1)      (90.7)    (50.8)
 Proceeds from sales of real
  estate                               3.8         1.5       1.3
 Proceeds from single track sales        -           -       4.1
 Proceeds from equipment sales         4.4         3.8       2.2
 Proceeds from sales of investments    2.7        (0.4)      1.8
 Other                                (1.2)       (3.2)     (5.2)
   Net cash (used for) investing
    activities                       (80.4)      (89.0)    (46.6)

Cash flows from financing activities:
  Proceeds from issuance of debt     134.7       330.8        .9
  Principal payments on debt        (184.6)     (401.1)    (61.7)
  Net proceeds (payments) -
    Commercial Paper                 (23.1)       38.1         -
 Dividends paid                      (35.7)      (27.1)    (14.8)
 Proceeds from exercise of
  stock options and warrants             -          .5        .2
 Purchase of subsidiary's
  common stock                        (2.7)        (.4)      (.5)
    Net cash (used for)
     financing activities           (111.4)      (59.2)    (75.9)
Changes in cash and temporary
 cash investments                     13.5       (23.9)      1.9
Cash and temporary cash investments
 at beginning of year                 10.7        34.6      32.7
Cash and temporary cash
 investments at end of year          $24.2       $10.7     $34.6
Supplemental disclosure of cash
 flow information :
   Cash paid during the year for:
    Interest (net of amount
     capitalized)                    $30.2       $39.3     $45.3
    Income taxes                     $42.7       $10.9     $15.9
The following notes are an integral part of the consolidated financial statements.

         ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Retained Income

                       Shares        Equity ($ in millions)           Total
                       (000's)         Additional                     Stock-
                       Common   Common   Paid-In    Retained Treasury holders'
                        Stock   Stock    Capital    Income   Stock    Equity

Balance December
 31, 1991              28,205  $ -     $157.1     $103.2    $ -      $260.3
Issuance of
 Common Stock:
  Stock split 3-for-2  14,102    -          -                             -
 Exercise stock options    17    -         .2                            .2
 Restricted stock awards  350    -        3.6                           3.6
Dividends                                          (21.2)             (21.2)
Net income                                          95.9               95.9
Balance December
 31, 1992              42,674    -      160.9      177.9      -       338.8
Issuance of Common Stock:
Exercise stock options     50    -         .5                            .5
Restricted stock awards    25    -        2.8                           2.8
Stock repurchased /
 forfeited               (134)                              (3.3)      (3.3)
Dividends                                          (29.6)             (29.6)
Net income                                          68.2               68.2
Balance December
31, 1993               42,615    -      164.2      216.5    (3.3)     377.4
Issuance of Common Stock:
 Exercise stock options     1    -          -                             -
 Restricted stock awards   15    -         .9                            .9
Stock repurchased /
 forfeited                (21)                               (.7)       (.7)
Dividends                                          (37.4)             (37.4)
Net income                                         113.9              113.9
Balance December
31, 1994               42,610  $ -     $165.1     $293.0   $(4.0)    $454.1
  The following notes are an integral part of the consolidated financial statements.

            ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statement

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

    The Interstate Commerce Commission ("ICC") approves the depreciation rates used by the Railroad. The approximate ranges of annual depreciation rates for major property classifications are as follows:

    Road properties . . . . .                1% - 8%
    Transportation equipment.                1% - 7%

 Revenues

 Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

 Income Taxes

 Effective January 1, 1992, the Company adopted the Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are accounted for on the asset and liability method by applying enacted statutory tax rates to differences ("temporary differences") between the financial statement carrying amounts and the tax bases of assets and liabilities. The resulting deferred tax assets and liabilities represent taxes to be collected or paid in the future when the related assets and liabilities are recovered and settled, respectively. See Note 12 for discussion of the 1992 impact of adopting SFAS No. 109.

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

 Futures, Options, Caps, Floors and Forward Contracts

 In March 1990, the FASB issued Statement of Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk" ("SFAS 105"). Disclosures required by SFAS 105 are found in various notes where the financial instruments or related risks are discussed. See specifically Notes 7, 8, 9, 10 and 15.

 Derivatives

 The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Specifically, the Company has entered into various diesel fuel commodity collar and swap agreements with the objective of mitigating significant changes in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar and swap agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 7.

 Casualty Claims

 The Company accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported. Estimated amounts expected to be settled within one year are classified as current liabilities in the accompanying Consolidated Balance Sheets.

 Employee Benefit Plans

 All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contribution costs of the plan are funded currently.

 Mr. E. L. Moyers, the Company's former Chairman, President and Chief Executive Officer ("Mr. Moyers") is covered by a supplemental plan which is discussed in Note 11.

 Effective January 1, 1993, the Company adopted both the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and the Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits" ("SFAS No. 112").   See Note 11
for discussion of the impact of SFAS No. 106 and SFAS No. 112.

 Reclassifications

 Certain items relating to prior years have been reclassified to conform to the presentation in the current year.

3.   Stock Repurchase Program

 In 1994, the Board of Directors adopted an ongoing plan to target approximately 75% to 150% of projected free cash flow after capital expenditures and dividends, subject to maintaining a target debt-to-capital ratio of not more than 45%, for the repurchase of Common Stock. The Board will review annually the appropriate levels of repurchases for the following year. For 1995, the Board authorized the purchase of $60 million of Common Stock. Such purchases under the program are to be funded by a special $60 million dividend from the Railroad which was declared in 1994 and will be paid as requested by the Company. At December 31, 1994, the Company had spent $.2 million to acquire 8,000 shares of Common Stock under the plan. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

4.   Extraordinary Item and Refinancing

 The 1993 extraordinary loss resulted from the retirement of the Railroad's 14-1/8% Senior Subordinated Debentures (the "Debentures") and refinancing the Permanent Facility. The loss was $23.4 million, net of tax benefits of $12.6 million. The loss resulted from the premium paid, the write-off of unamortized financing fees and debt discount and costs associated with the calling of the $10.3 million of Debentures not tendered. The net proceeds of the 6.75% Notes (see Note 9), borrowings under the $180 million Revolving Credit Facility and other available cash were used to fund the retirement of the Debentures.

5.   Other Income, Net

 Other Income, Net consisted of the following ($ in millions):

                                 Years Ended December 31,

                                1994     1993       1992

Rental income, net             $ 3.3    $ 3.9      $ 3.8
Net gains on real estate sales   2.0       .8         .4
Net gain (loss) on disposal
of rolling stock                  .2     (2.3)         -
Equity in undistributed
 earnings of affiliates           .7       .5         .3
Receivable sales (see Note 10)  (2.2)       -          -
Terminated merger discussions
 with Kansas City Southern      (2.7)       -          -
Other, net                       (.3)    (1.2)      (2.5)
  Other Income, Net            $ 1.0    $ 1.7      $ 2.0

6.   Supplemental Cash Flow Information

     Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                           Years Ended December 31,
                          1994         1993          1992

Receivables, net         $46.3      $  (3.9)      $   4.7
Materials and supplies     4.4         (1.4)         (3.2)
Other current assets        .6         (1.5)           .3
Accounts payable           2.8          1.1          (5.7)
Income taxes payable      (1.3)        13.6            .5
Accrued redundancy
 reserves                    -         (2.6)        (11.0)
Other current liabilities  1.5         (6.1)         (1.4)
                         $54.3      $   (.8)      $ (15.8)

   Included in changes in Other Liabilities and Reserves is approximately $6.3 million and $23.4 million for the years ended December 31, 1993 and 1992, respectively, reflecting the settlement of casualty claims with numerous insurance carriers.

   The Railroad entered into capital leases of $24.7 million covering
65 locomotives and 1,623 freight cars in 1994 and 200 freight cars in 1993
in the amount of $4.4  million.   See Note 8 for a recap of the present
value of the minimum lease payments.

7. Materials and Supplies

   Materials and Supplies, valued using the average cost method, consist of track material, switches, cars and locomotive parts and fuel.

   As of December 31, 1994, the Company was a party to four diesel fuel collar agreements under which the Company receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.486 per gallon for December 1994. Under the agreements, the Company receives or makes monthly payments on notional amounts based on the excess of the Contract Price over $.60 per gallon or when the Contract Price is below an amount averaging approximately $.51, respectively. As of December 31, 1994, the agreements covered notional quantities amounting to 4,000,000 gallons through March 1995 and 2,000,000 gallons for the period April 1995 through June 1995, or approximately 92% and 46%, respectively, of the Company's monthly diesel fuel requirements.

8.   Leases

   As of December 31, 1994, the Company leased 6,364 of its cars and 148 of its locomotives. These leases generally have original terms of 15 years and expire between 1995 and 2003. Under the terms of the majority of its leases, the Company has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Company also leases office and computer equipment, vehicles and office facilities.

   Net obligations under capital leases at December 31, 1994 and 1993, included in the Consolidated Balance Sheets are $27.9 million and $5.4 million, respectively.

    At December 31, 1994, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                Capital     Operating
                                 Leases       Leases
1995                              $11.2      $24.1
1996                               13.9       20.9
1997                                2.0       11.3
1998                                1.5        6.7
1999                                1.5        6.2
Thereafter                          2.6       17.8
 Total minimum lease payments     $32.7      $87.0
Less: Imputed interest              4.8
Present value of minimum payments $27.9

   Total rent expense applicable to noncancellable operating leases amounted to $38.1 million in 1994, $44.9 million in 1993 and $46.2 million for 1992. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

9. Long-Term Debt and Interest Expense

   Long-Term Debt at December 31, consisted of the following ($ in millions):

                                        1994     1993
Equipment obligations, due
annually to 2000, 6.11% to 9.254%     $ 31.0    $ 13.0
Debentures and other debt, due 1995
to 2056, 4.5% to 10.9%                  10.5      10.8
Commercial Paper, at average
 interest rate 4.72% in 1994 and
  3.57% in 1993                         15.0      38.1
Bank Line, at average interest rate
 of 4.02% in 1994 and 3.49% in 1993      -        40.0
Notes, due 2003, 6.75%                 100.0     100.0
Senior Notes, due 1998 to 2001,
 10.02% and 10.4%                      159.8     159.8
Capitalized leases (Note 8)             18.5       4.9
Unamortized (discount)                  (6.2)     (6.3)
  Total Long-Term Debt                $328.6    $360.3

   At December 31, 1994, the aggregate annual maturities and sinking fund requirements for debt payments for 1995 through 2000 and thereafter are $11.1 million, $31.5 million, $7.4 million, $62.0 million, $65.6 million, $30.2 million and $131.9 million, respectively. The weighted-average interest rate for 1994 and 1993 on total debt excluding the effect of discounts, premiums and related amortization was 8.6% and 9.1%, respectively.

   In November 1993, the Railroad initiated a public commercial paper program. The commercial paper is rated A2 by S&P, P3 by Moody's and F2 by Fitch and is supported by a new $150 million Revolver with the Railroad's bank lending group due 1999. The Railroad pays an annual fee of 25 basis points on the Revolver and LIBOR plus 50 basis points for any borrowings. The Revolver replaced both a $50 million Bank Line which expired in October 1994 and the former $100 million revolver with the banks due 1996. The Railroad views commercial paper as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $15.0 million outstanding at December 31, 1994 has been classified as long-term.

   The Revolver will be used primarily as backup for the commercial paper but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. The $150 million was limited to $132.6 million because $15.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued.

   The $100 million 6.75% Notes ("Notes") (issued at a slight discount 1.071%) pay interest semiannually in May and November and are covered by an Indenture. Of the $160 million Senior Notes ("Senior Notes"), $109.8 million bears interest at a rate of 10.02% and $50 million at 10.4%. Principal payments of $55 million, $54.8 million, $25 million and $25 million are due in 1998, 1999, 2000 and 2001, respectively. The Senior Notes are governed by a Note Purchase Agreement and are subject to prepayment beginning in April 1995.

   In 1994, in order to facilitate the stock repurchase program the Company entered into a $50 million 364-day floating-rate revolving loan agreement which charges a 20 basis point annual fee, interest between LIBOR plus 62.5 basis points to LIBOR plus 100 basis points, expires in August 1995 and was not drawn upon during 1994. The Company's financing/leasing subsidiaries have approximately $13.0 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991. Such borrowings are secured by equipment which is leased to the Railroad and mature in 1999 and 2000. Another subsidiary used a short-term bridge financing of $21.7 million to acquire 1,522 box cars in December 1993. In July 1994, the subsidiary refinanced this debt with a seven year floating rate revolving facility and term loan.

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

   Interest Expense, Net consisted of the following ($ in millions):

                                   Years Ended December 31,
                                 1994        1993        1992
Interest expense                $31.2       $35.2       $46.2
Less:
   Interest capitalized           1.4          .8          .6
   Interest income                1.4         1.3         2.0
Interest Expense, Net           $28.4       $33.1       $43.6

10.   Sales of Accounts Receivable

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At December 31, 1994, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $2.2 million for 1994.

11.   Employee Benefit Plans

   Retirement Plans. All employees of the Railroad are covered under the Railroad Retirement Act. In addition, management employees of the Railroad are covered under a defined contribution plan. Contributions under the plan vest immediately. Expenses relating to the defined contribution plan were $.5 million, $.4 million and $.4 million for the years ended December 31, 1994, 1993 and 1992, respectively.

   Mr. Moyers is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, commencing upon death, permanent disability or retirement (with benefits arising from retirement commencing upon his attaining age 65 and compliance with certain non-competition agreements), in the amount of $250,000 per year for a maximum of 15 years. In accordance with the term of the agreement, no payments will be made while Mr. Moyers is employed by another Class I railroad. The present value of this agreement was included in the 1992 special charge. See Note 17.

   Postretirement Plans. In addition to the Company's defined contribution plan for management employees, the Company has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Company's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and the Company funds these benefits as claims are paid.

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

   As a result of adopting these two standards, the Company recorded a decrease to net income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles ($ in millions):

Postretirement Benefits (SFAS No. 106):
   APBO at January 1, 1993:
Medical                                       $36.5
Life                                            2.3
Total APB                                      38.8
Liability previously recorded                 (40.3)
Transition Asset                                1.5
Postemployment Benefits Obligation
 at January 1, 1993 (SFAS 112)                 (1.6)
Pre-tax Cumulative Effect of Changes
 in Accounting Principles                       (.1)
Related tax benefit                               -
Cumulative Effect of Changes in Accounting
 Principles                                   $ (.1)
Per Share Impact                              $   -

   In accordance with each standard, years prior to 1993 have not been restated. The adoption of these two standards had no significant effect on income before cumulative effect of changes in accounting principles as compared to the Company's prior pay-as-you-go method of accounting for such benefits.

   The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                December 31,
                                               1994        1993
                          Medical    Life      Total       Total
Accumulated postretirement
 benefit obligation:
Retirees                    $15.7  $  2.0      $17.7       $28.8
Fully eligible active
 plan participants             .6       -         .6          .7
Other active plan
 participants                 3.3       -        3.3         4.7
 Total APBO                 $19.6  $  2.0       21.6        34.2
Unrecognized net gain                           18.9         5.0
Accrued liability for
 post- retirement benefits                     $40.5       $39.2

   The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% at December 31, 1993. As a result of the rise in general interest rates in 1994 on high quality investment vehicles, the Company increased the weighted-average discount rate to 8.5% as of December 31, 1994. The change in rates resulted in approximately $2.2 million actuarial gain. The actuarial gain along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.9 million unrecognized net gain as of December 31, 1994. In accordance with SFAS No. 106, the excess gain is subject to $1.3 million annual amortization based on an amortization period of approximately 13 years.

   The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                     Years Ending December 31,
                              1994       1993
Service costs               $   .2      $  .1
Interest costs                 2.4        3.0
Net amortization of excess
 gain                          (.1)         -
Net periodic postretirement
 benefit costs              $  2.5      $ 3.1

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 13.0% for 1995 and is assumed to decrease gradually to 6.25% by 2001 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, as discussed, the plan limits annual inflation for the Company's portion of such costs to 9.5% each year. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Company's accumulated postretirement benefit obligation for the medical plans as of December 31, 1994, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

12.   Provision for Income Taxes

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

   On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Company to record additional deferred income tax expense of approximately $3.1 million in 1993 to reflect the new tax rate's impact on net deferred
income tax liability as of January 1, 1993.    In 1994, a $5.0 million tax
benefit was recorded to reflect the favorable resolution of prior-period tax issues associated with the former parent of ICTC.

   The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                 Years Ended December 31,
                                  1994       1993      1992
Current income tax:
  Federal                        $37.5      $23.6     $14.4
  State                            4.1         .9       1.6
Deferred income taxes             17.4       31.9      21.4
Provision  for Income
 Taxes                           $59.0      $56.4     $37.4

The effective income tax rates for the years ended December 31, 1994, 1993 and 1992, were 34%, 38% and 34%, respectively. See Note 4 for the tax benefits associated with the 1993 extraordinary loss.

The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                  Years Ended December 31,
                                1994         1993       1992
Expected tax expense computed
 at statutory rate             $60.5 35%   $51.8 35%   $37.4 34%
Dividends received exclusion     (.9) -      (.1) -      (.1)  -
Impact of OBRA 1993 rate
 change                            -  -      3.1  2        -   -
State income taxes, net of
 Federal tax effect              3.6  2       .6  -      1.0   1
Favorable resolution of
 prior period tax issues        (5.0)(3)       -  -        -   -
Other items, net                  .8  -      1.0  1      (.9) (1)
Provision for Income Taxes     $59.0 34%   $56.4 38%   $37.4  34%

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

     At December 31, 1994, the Company, for tax or financial statement reporting purposes, had no Federal net operating loss carryovers.

Deferred Income Taxes consisted of the following ($ in millions):

                                     December 31,
                                    1994     1993
Deferred tax assets              $  71.6   $  82.2
Less: Valuation allowance           (1.8)     (2.2)
Deferred tax assets,
 net of valuation allowance         69.8      80.0
Deferred tax liabilities          (266.2)   (259.5)
Deferred Income Taxes            $(196.4)  $(179.5)

   The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

   Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($56.5 million) and safe harbor leases ($11.3 million). Major types of deferred tax liabilities are: accelerated depreciation ($222.0 million), land basis differences ($10.1 million) and debt marked to market ($2.0 million).

   The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for prior net operating losses or credit carryovers from prior years.

13.   Common Stock and Dividends

   The Company is authorized to issue 100,000,000 shares of Common
Stock, par value $.001. At December 31, 1994, there were 42,609,591 shares of Common Stock outstanding. Each holder of Common Stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of redeemable preferred stock, if any, each share of Common Stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. No shares of preferred stock were outstanding at December 31, 1994 and 1993.

   On February 4, 1992, the Board of Directors authorized a three-for-two stock split on Common Stock. The split was in the form of a stock dividend and was paid on February 28, 1992. Fractional shares were settled for cash. A total of 14,132,058 shares were issued from authorized but unissued shares. In 1992, the Board of Directors initiated a policy of quarterly dividends on the Common Stock of the Company.
Future dividends may be dependent on the ability of the Railroad to pay dividends to the Company. Certain covenants of the Railroad's debt restrict the level of dividends it may pay to the Company. In December 1994, the Railroad declared a special $60 million dividend payable in connection with the stock repurchase program. At December 31, 1994, an additional $44.9 million was free of covenant restrictions (see Note 3).

   The Company awarded 15,000 shares, 25,000 shares and 150,000 shares of restricted stock to eligible employees of the Railroad in 1994, 1993 and 1992, respectively. No cash payments are required by the individuals. Shares awarded under the plans may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with the Railroad is terminated. A total of 100 shares and 13,500 shares were forfeited in 1994 and 1993, respectively. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Company's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the vesting period. Compensation expense was $.9 million, $.8 million and $.5 million in 1994, 1993 and 1992, respectively.

   In 1992, the Company awarded 200,000 shares to Mr. Moyers as well. Of this amount, 133,000 were vested upon his retirement in 1993. The remaining 67,000 were forfeited in 1993 when Mr. Moyers was employed by another Class I railroad. See Note 17.

14.   Compensation and Stock Options

   Stock Purchase Plan.  Under the Company's 1990 Stock Purchase Plan
(the "Stock Plan"), 736,380 shares (post split) of Common Stock were made available from shares held by Prospect for sale to key employees and officers of the Company as determined by the Company's Board of Directors. Shares so awarded were sold at a price of $.10 per share (post split)(which was Prospect's approximate original per share cost for such stock as adjusted for the 3 for 2 stock split in February 1992). Shares awarded pursuant to the Stock Purchase Plan were restricted when issued. At December 31, 1994, all shares awarded have vested. The unawarded shares (63,270) and those repurchased in 1991 are now included in Treasury Stock.

   Long-Term Incentive Plan.  Under the Company's 1990 Long-Term
Incentive Plan (the "Long-Term Incentive Plan") shares of Common Stock are available for issuance upon the exercise of incentive options that may be awarded by the Compensation Committee to directors and selected salaried employees of the Company and its affiliates and to certain other individuals who possess the potential to contribute to the future success of the Company. At the 1993 Annual Meeting, the stockholders authorized an additional one million shares to be available for issuance under the Long-Term Incentive Plan. The Compensation Committee also has the authority under the Long-Term Incentive Plan to award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards, and to determine the consideration to be paid by the participant for any awards, any limits on transfer of awards, and, within certain limits, other terms of awards. In the case of options (other than options granted to directors who are not full-time employees of the Company ("Outside Directors"), as described below) granted under the Long-Term Incentive Plan, the Committee has the power to determine the exercise price of the option (which cannot be less than 50% of the fair market value on the date of grant of the shares subject to the option), the term of the option, the time and method of exercise and whether the options are intended to qualify as "incentive stock options" pursuant to
Section 422A of the Internal Revenue Code. The Compensation Committee awarded stock options to employees under the Long-Term Incentive Plan for the first time in 1993. Awards, all at fair market value, vest ratably over four years and expire 10 years from date of grant.

   Outside Directors also participate in the Long-Term Incentive Plan.
On the date of each Annual Meeting, each Outside Director who serves immediately prior to such date and who will continue to serve after such date (whether as a result of such director's re-election or by reason of the continuation of such director's term) is granted an option to purchase 1,500 shares of Common Stock. Until the 1994 Annual Meeting of Stockholders, Outside Directors were granted an option to purchase 15,000 shares of Common Stock upon initial appointment or election. In addition, Outside Directors as of November 1990 were granted options to purchase an additional 10,000 shares, which grants were approved at the 1991 Annual Meeting of Stockholders. Options granted to Outside Directors entitle such persons to purchase Common Stock at the fair market value of such Common Stock on the date the option was granted. Options held by Outside Directors expire 10 years from the date of grant, or, if earlier, one year following termination of service as a director for any reason other than death or disability. Such options become exercisable in full six months after their date of grant.

   The following table summarizes the shares available for award under the Incentive Plan for the year ended December 31, 1994:

Shares available for
 award at beginning of year                1,427,500
Options exercised              (1,500)
Restricted stock              (15,000)       (16,500)
Subtotal                                   1,411,000

Shares of restricted
 stock forfeited                                 100
Change in options
outstanding during year                      (27,000)

Shares available for award
 at end of year                            1,384,100

The following table summarizes changes in shares under option for the year ended December 31, 1994:

                                                      Option
                   Outside                          Price Range
                   Directors  Employees    Total      Per Share

Outstanding options
- - beginning of year 162,000     520,000    682,000  $ 8.000 to $31.250

Options
 - Granted           28,500           -     28,500  $34.250 to $37.750
 - Exercised         (1,500)          -     (1,500) $12.750
 - Terminated             -           -          -

Change during
the year             27,000           -     27,000

Outstanding options
end of year         189,000     520,000    709,000  $8.000 to $37.750

   The last date exercisable for options granted to Outside Directors is April 21, 2004, and November 23, 2003 for those granted to employees.

   In 1994, Outside Directors exercised 1,500 options at $12.75 per share when the market price was $37.25 per share.

   See Notes 13 and 17 for a discussion of the restricted stock issued under the Long-Term Incentive Plan.

15.      Contingencies, Commitments and Concentration of Risks

   The Company has unconditionally guaranteed its finance subsidiary's $12.8 million obligations via a pledge of the stock of the finance subsidiary.

   The Company is self-insured for the first $5 million of each loss.
The Company carries $295 million of liability insurance per occurrence, subject to an annual cap of $395 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

   As of December 31, 1994, the Company had $2.4 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Company. Such letters of credit expire in 1995 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver (see Note 9).

   The Company has guaranteed repayment of certain indebtedness of a jointly owned company aggregating $7.8 million. The Company's primary share is $1.0 million; the remainder is a primary obligation of other unrelated owner companies.

   The Company has agreed to acquire 20 new SD-70 locomotives for a total cost of $25.8 million with delivery expected in October 1995.

   There are various regulatory proceedings, claims and litigation
pending against the Company.   While  the ultimate  amount  of liability
that may result cannot be determined, in the opinion of the Company's management, based on present information, adequate provisions for liabilities have been recorded. See "Management's Discussion and Analysis - Liquidity and Capital Resources - Environmental Liabilities" for a discussion of environmental matters.

16.      Disclosures about Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and temporary cash investments. The carrying amount approximates fair value because of the short maturity of those instruments.

   Certain Investments in Debt and Equity Securities. Effective January 1, 1994, the Company adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities"("SFAS No. 115"). SFAS No. 115 expands the use of fair value accounting for certain investments in debt and equity securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. All of the investments are temporary and held for less than 90 days. They are included in the Consolidated Balance Sheet as part of Cash and Temporary Cash Investments. For the periods presented below, all investments were in U.S. Corporate demand notes. It is the intent of the Company to hold all debt securities to maturity, therefore, the following is provided in accordance with SFAS No. 115 ($ in millions):

                                12-31-94   1-1-94
Aggregate fair value               $19.4     $5.6
Gross unrealized holding gains         -        -
Gross unrealized holding losses        -        -
Amortized cost                      19.4      5.6

   Investments. The Company has investments of $8.8 million in 1994 and $10.3 million in 1993 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. The Company's remaining investments ($4.7 million in 1994 and $5.4 million in 1993) are accounted for by the equity method.

   Long-term debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

   Derivatives. The fair value of diesel fuel collar and swap agreements is the estimated amount that the Company would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

   The estimated fair values of the Company's financial instruments at December 31, are as follows ($ in millions):

                             1994           1993
                      Carrying  Fair   Carrying Fair
                       Amount   Value   Amount  Value
Cash and temporary
 cash investments       $24.2  $24.8  $ 10.7  $  10.7
Investments               8.8    8.8    10.3     10.3
Accounts payable
 (derivatives)            (.1)   (.4)    (.5)    (4.6)
Debt                   (339.7)(341.2) (384.6)  (406.0)

17.      Special Charge

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

18. Selected Quarterly Financial Data - (Unaudited) ($ in millions, except share data):

                        First       Second        Third     Fourth
1994                    Quarter    Quarter       Quarter    Quarter(a)
Revenues                $147.5     $145.2        $146.7     $154.5
Operating income          50.6       45.2          45.9       58.6
Net income                27.7       24.8          25.9       35.5

Net income per share    $  .65     $  .58        $  .61     $  .83

1993
Revenues                $142.7     $132.1        $147.4     $142.5
Operating income          46.4       38.3          46.4       48.4
Income before
 extraordinary item
 and cumulative
 effect of changes in
 accounting principles    24.0       19.9           21.5      26.3
Net income (loss)         23.9       (3.5)          21.5      26.3

Income per share:
Before extraordinary
  item and cumulative
  effect                $  .56    $   .47        $   .50   $   .61
Extraordinary item           -       (.55)             -         -
Cumulative effect            -          -              -         -
Net income (loss)
  per share             $  .56     $ (.08)       $   .50   $   .61

1992
Revenues                $138.7      $129.9        $131.4     $147.4
Operating income          42.6        36.7          36.5       35.7
Income before cumulative
 effect of change in
 accounting principle     21.1        16.9          17.6       16.9
Net income                44.5        16.9          17.6       16.9

Income per share:
Before cumulative
  effect                  $.50        $.40       $   .41    $   .39
Cumulative effect          .55           -             -          -
Net income per share    $ 1.05     $   .40       $   .41    $   .39

(a) Includes the special charge recorded in the fourth quarter of 1992, see Note 17.

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                               F O R M  10-K

                       FINANCIAL STATEMENT SCHEDULES

                    SUBMITTED IN RESPONSE TO ITEM 14(a)

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                                 I N D E X
                                    T O
                       FINANCIAL STATEMENT SCHEDULES
                    SUBMITTED IN RESPONSE TO ITEM 14(a)


Schedules for the three years ended December 31, 1994:

     I-Condensed financial information.. .F-27
    II-Valuation and qualifying accounts .F-30

Pursuant to Rule 5.04 of General Rules of Regulation S-X, all other schedules are omitted because they are not required or because the required information is set forth in the financial statements or related notes thereto.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
               Illinois Central Corporation--Parent Company
                      Condensed Statements of Income
                    ($ in millions, except share  data)

                                      Years Ended December 31,
                                    1994       1993       1992
Operating expenses                  $0.3       $0.2       $0.3
Operating (loss)                    (0.3)      (0.2)      (0.3)
Other income (expense), net         (3.7)      (1.3)      (1.6)
Interest income (expense), net      (0.1)         -        0.4
(Loss) before taxes and
 earnings of subsidiaries           (4.1)      (1.5)      (1.5)
Earnings of subsidiaries           116.5       69.1       97.0
(Benefit) for income taxes          (1.5)      (0.6)      (0.4)
Net income                        $113.9      $68.2      $95.9
Income per share                   $2.67      $1.59      $2.25
Weighted average number of
 shares outstanding (thousands) 42,725.7   42,679.7   42,600.1

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
               Illinois Central Corporation--Parent Company
                         Condensed Balance Sheets
                              ($ in millions)

                                        December 31,
                                       1994     1993
ASSETS
Current assets:
 Cash and temporary cash investments  $11.0     $1.3
 Receivables                           60.6     16.0
 Other current assets                   0.1      0.1
      Total current assets             71.7     17.4

Investments in subsidiaries           404.6    375.1

Other assets                            0.4      0.5
      Total assets                   $476.7   $393.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                    $8.9     $6.3
   Dividends payable                   10.6      8.9
   Income taxes payable                 0.4     (1.9)
    Total current liabilities          19.9     13.3

Deferred income taxes                   1.1      0.7

Other liabilities and reserves          1.6      1.6

Contingencies and commitments

Stockholders' equity:
   Common stock, par value $.001
  authorized 100,000,000 shares:
  42,853,564 shares issued
  and 42,609,591 shares outstanding       -        -
   Additional paid-in capital         165.1    164.2
   Retained income                    293.0    216.5
   Treasury stock (243,973 shares)     (4.0)    (3.3)
   Total stockholders' equity         454.1    377.4

      Total liabilities and
        stockholders' equity         $476.7   $393.0

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
               Illinois Central Corporation--Parent Company
                    Condensed Statements of Cash Flows
                              ($ in millions)

                                       Years Ended December 31,
                                      1994       1993       1992
Cash flows from operating activities:
 Net income                         $113.9      $68.2      $95.9
 Reconciliation of net income to
  net cash provided by (used for)
  operating activities:
      Deferred income taxes            0.4        0.3        0.3
      Earnings of subsidiaries      (116.5)     (69.1)     (97.0)
      Cash changes in working capital:
  Receivables                          0.4        0.1       (0.4)
  Other current assets                   -       (0.1)         -
  Accounts payable                     2.6        2.2        1.4
  Income taxes payable                 2.3       (0.7)      (1.0)
  Taxes other than income taxes          -       (0.1)       0.1
  Changes in other assets              0.1       (0.5)       0.1
  Changes in other liabilities
   and reserves                          -        1.1          -
   Net cash provided by (used for)
    operating activities               3.2        1.4       (0.6)

Cash flows from investing activities:
   Capital contribution to
    subsidiaries                      (0.3)      (9.9)         -
   Dividends received from
    subsidiaries                      42.5       27.4        6.4
     Net cash provided by investing
      activities                      42.2       17.5        6.4

Cash flows from financing activities:
   Dividends paid                    (35.7)     (27.1)     (14.8)
   Proceeds from exercise of
    stock options and warrants           -        0.5        0.2
      Net cash (used for) financing
       activities                    (35.7)     (26.6)     (14.6)

Changes in cash and temporary cash
 investments                           9.7       (7.7)      (8.8)
Cash and temporary cash investments
 at beginning of  period               1.3        9.0       17.8
Cash and temporary cash investments
 at end of period                    $11.0       $1.3       $9.0

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest (net of amount
       capitalized)                  $-          $-         $-
      Income taxes                   $-          $-         $-

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              ($ in millions)

Year Ended December 31, 1994

                       Balance At   Additions   Payments  Balance
                       Beginning     Charged      And     At End
     Classification      Of Year   To Expense  (Charges)  Of Year
Redundancy and guarantee
 reserves                  $43.6      $1.8        $7.2     $38.2
Casualty and other
 reserves                   62.3      16.9        17.5      61.7
Environmental               11.9       4.4         3.0      13.3
Bad debt reserve             3.1       1.9         2.9       2.1
Taxes                        2.2         -         0.4       1.8
  Total                   $123.1     $25.0       $31.0    $117.1

Year Ended December 31, 1993

                       Balance At   Additions   Payments  Balance
                       Beginning     Charged      And     At End
     Classification      Of Year   To Expense  (Charges)  Of Year
Redundancy and guarantee
 reserves                  $51.6     $1.8         $9.8     $43.6
Casualty and other
 reserves                   67.4     18.8         23.9      62.3
Environmental                9.9      2.9          0.9      11.9
Bad debt reserve             2.6      2.0          1.5       3.1
Taxes                        3.3        -          1.1       2.2
  Total                   $134.8    $25.5        $37.2    $123.1

Year Ended December 31, 1992

                       Balance At   Additions   Payments  Balance
                       Beginning     Charged      And     At End
     Classification      Of Year   To Expense  (Charges)  Of Year
Redundancy and guarantee
 reserves                 $61.3     $2.1        $11.8      $51.6
Casualty and other
 reserves                  60.4     21.3         14.3       67.4
Environmental              10.1      2.3          2.5        9.9
Bad debt reserve            5.1      1.9          4.4        2.6
Taxes                         -      3.7          0.4        3.3
  Total                  $136.9    $31.3        $33.4     $134.8

            ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                            EXHIBIT INDEX

Exhibit                                                        Sequential
  No.                         Description                         Page No.
  3.1    Articles of Incorporation of Illinois Central Railroad
         Company, as amended.  (Incorporated by reference to
         Exhibit 3.1 to the Registration Statement of Illinois
         Central Railroad Company on Form S-1. (SEC File No. 33-
         29269))

  3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Illinois Central Railroad
         Company on Form S-1. (SEC File No. 33-29269))

  3.3 Restated Articles of Incorporation of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1-10720))

  3.4    By-Laws of Illinois Central Corporation, as amended.
         (Incorporated by reference to Exhibit 3.4 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1. (SEC
         File Nos. 33-36321 and 33-36321-01))

  3.5 Certificate of Retirement of Illinois Central Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1, as amended. (SEC File No. 33-40696 and Post-Effective Amendments to Registration Statement Nos. 33-36321 and 33-36321-01))

  3.6    Certificate of Elimination of Illinois Central
         Corporation. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report of the Illinois Central
         Corporation on Form 10-Q for the three months ended
         September 30, 1991.  (SEC File No. 1-10720))


  * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

4.1 Form of 14-1/8% Senior Subordinated Debenture Indenture dated as of September 15, 1989 (the "Senior Subordinated Debenture Indenture") between Illinois Central Railroad Company and United States Trust Company of New York, Trustee (including the form of 14-1/8% Senior Subordinated Debenture included as Exhibit A therein). (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1, as amended. (SEC File No. 33-29269))

4.2      Restated Articles of Incorporation of Illinois Central
         Corporation (included in Exhibit 3.3)

4.3 Form of Pledge Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among Illinois Central Corporation and the Banks named therein that are or may become parties to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among the Illinois Central Railroad Company and the Banks named therein and the Senior Note Purchasers that are parties to the Note Purchase Agreement dated as of July 23, 1991. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

4.4 Form of Note Purchase Agreement dated as of July 23, 1991, among Illinois Central Railroad Company, as issuer, and Illinois Central Corporation, as guarantor, for 10.02% Guaranteed Senior Secured Series A Notes due 1999 and for 10.4% Guaranteed Senior Secured Series B Notes due 2001 (including the Form of Series A Note and Series B Note included as Exhibits A-1 and A-2, respectively, therein). (Incorporated by reference to
         Exhibit 4.3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-
         7092))

4.5 Form of the Loan and Security Agreement dated as of December 6, 1991, between IC Leasing Corporation I and Hitachi Credit America Corp. (including the Form of the Initial Funding Credit Note, the Form of the Refurbishing Credit Note, the Form of Assignment of Lease and Agreement, the Form of the Pledge Agreement between IC Financial Services Corporation and Hitachi Credit America Corp. and the Form of the Guaranty Agreement between Illinois Central Corporation and Hitachi Credit America Corp. included as Exhibits D, E, F, G and H, respectively, therein). (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 1991, for the Illinois Central Corporation filed March 12, 1992. (SEC File No. 1-10720))

4.6 Form of the Trust Agreement dated as of March 30, 1993, between IC Leasing Corporation II and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.10 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

4.7 Form of the Security Agreement and Mortgage dated as of March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America (Including the Form of the Promissory Note between IC Leasing Trust II and UNUM Life Insurance Company of America included as Exhibit A, therein). (Incorporated by reference to
         Exhibit 4.11 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

4.8 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Corporation II and IC Leasing Trust II. (Incorporated by reference to Exhibit 4.12 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

4.9 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America. (Incorporated by reference to Exhibit 4.13 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))


4.10 Form of Commercial Paper Dealer Agreement between Illinois Central Railroad Company and Lehman Commercial Paper, Inc. dated as of November 19, 1993. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

4.11 Form of Issuing and Paying Agency Agreement of the Illinois Central Railroad Company related to the Commercial Paper Program between Illinois Central Railroad Company and Bank America National Trust Company dated as of November 19, 1993, (including Exhibit A the Form of Certificated Commercial Paper
         Note included therein).  (Incorporated by reference to
         Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

4.12 Form of Revolving Credit Agreement between Illinois Central Corporation and Bank of America National Trust and Saving Association Dated August 24, 1994. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1994. (SEC File No. 1-10720))

4.13 Form of Revolving Credit and Term Loan Agreement between IC Leasing III and the First National Bank of Boston dated as of July 5, 1994. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1994. (SEC File No. 1-10720))

4.14 Toronto Dominion Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-
         7092))

4.15 Form of Receivables Purchase Agreement dated as of March 29, 1994, between Illinois Central Railroad Company and Golden Gate Funding Corporation. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

4.16 Form of Railcar Management Agreement between Interrail and IC Leasing Corporation III dated December 3, 1993. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1-10720))

4.17 Form of Note Purchase Agreement dated as of May 1, 1993 between Illinois Central Railroad Company and The First
         National Bank of Boston. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois
         Central Railroad Company on Form S-3.(SEC File No. 33-61410))

4.18 Form of Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1993, amended and restated as of October 27, 1993 and further amended and restated as of November 1, 1994 among Illinois Central Railroad and the Banks named therein (Incorporated by reference to Exhibit 4.14 to the Annual Report of Illinois Central Railroad Company on Form 10-K for the year ended December 31, 1994. (SEC File No. 1-7092))

4.19 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by refernce to Exhibit
         4.10 to the Annual report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.20 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Waterloo Railway Company. (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.21 Form of Option Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit
         4.12 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.22 Form of Option Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit
         4.13 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

10.1 *   Form of supplemental retirement and savings plan.
         (Incorporated by reference to Exhibit 10C to the Registration Statement of Illinois Central
         Transportation Co. on Form 10 filed on October 7, 1988, as amended. (SEC File No. 1-10085))

10.2 Form of indemnification agreement dated as of January 29, 1991, between Illinois Central Corporation and certain officers and directors. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1990, for the Illinois Central Corporation filed on April 1, 1991. (SEC File No. 1-10720))

10.3 * Form of IC 1990 Stock Purchase Plan. (Incorporated by reference to Exhibit 10.6 to the Registration Statement of Illinois Central Corporation on Form 10 filed on January 5, 1990, as amended. (SEC File No. 1-10720))

10.4 *   Form of IC Long-Term Incentive Option Plan.
         (Incorporated by reference to Exhibit 10.17 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1.
         (SEC File Nos. 33-36321 and 33-36321-01))

10.5 *   Amendments No. 1 and No. 2 to the IC Long-Term
         Incentive Plan. (Incorporated by reference to the Proxy
         Statement of Illinois Central Corporation in connection with its 1992 Annual Meeting of Stockholders. (SEC File
         No. 1-10720))

10.6 Railroad Locomotive Lease Agreement between IC Leasing Corporation I and Illinois Central Railroad Company dated as of September 5, 1991. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March 12, 1992. (SEC File No. 1-7092))

10.7 Railroad Locomotive Lease Agreement between IC Leasing Corporation II and Illinois Central Railroad Company dated as of January 14, 1993. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed March 5, 1993. (SEC File No. 1-7092))

10.8 * Form of Consulting and Non-Competition Agreement between Illinois Central Corporation and Edward L. Moyers dated as of February 18, 1993. (Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Corporation filed March 5, 1993. (SEC File No. 1-10720))

10.9 * Form of the Note Agreement between the Illinois Central Corporation and Edward L. Moyers dated February 18, 1993. (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Corporation filed
         March 5, 1993.   (SEC File No. 1-10720))

10.10 * Form of a Supplemental Retirement Benefit Agreement dated as of August 20, 1992 between Illinois Central Corporation and Edward L. Moyers. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three month ended September 30, 1992. (SEC File No. 1-10720))

10.11    The Asset Sale Agreement between Allied Railcar
         Company and IC Leasing Corporation III dated
         December 3, 1993, (Incorporated by reference to
         Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1993 for the Illinois Central Corporation field March 16,
         1994, including the Bill of Sale Agreement and Assumption of Liabilities included as Exhibits C and D, respectively, therein). (SEC File No. 1-10720))

10.12    The Purchase Agreement between IC Leasing
         Corporation III and The First National Bank of
         Maryland dated December 29, 1993. (Incorporated by reference to Exhibit 10.15 to the Annual
         Report on Form 10-K for the Illinois Central
         Corporation filed March 16, 1994. (SEC File No.
         1-10720))

10.13*   Form of the Illinois Central Railroad Company
         Executive Performance Compensation Program
         (Incorporated by reference to Exhibit 10.1 to the report of the Illinois Central Railroad Company on Form 8-K dated as of July 29, 1994.
         (SEC File No. 1-7092))

10.14*   Form of the Illinois Central Railroad Company
         Supplemental Executive Retirement Plan
         (Incorporated by reference to Exhibit 10.2 to the report of the Illinois Central Railroad Company on Form 8-K dated as of July 29, 1994.
         (SEC File No. 1-7092))

10.15*   Form of the Illinois Central Railroad Company
         Executive Deferred Compensation Plan
         (Incorporated by reference to Exhibit 10.3 to the report of the Illinois Central Railroad Company on Form 8-K dated as of July 29,1994.
         (SEC File No. 1-7092))

10.16* Form of Illinois Central Railroad Company Performance Compensation Program. (Incorporated by reference to Exhibit 10.4 to the report of the Illinois Central Railroad Company on Form 8-K dated as of July 29,1994. (SEC File No. 1-7092))

10.17*   Illinois Central Corporation Management
         Employee Discounted Stock Purchase Plan.                      (A)

11       Computation of Income Per CommonShare          (Included at E-9)

21       Subsidiaries of Registrant                     (Included at E-10)

23       Consent of Arthur Andersen LLP                                (A)

27       Financial Data Schedule                                       (A)


(A) Included herein but not reproduced.