Form 10-Q
period 1995-03-31
ILLINOIS CENTRAL CORP
filed 1995-05-09
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            March 31, 1995

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


             YES   X                               NO


   As of March 31, 1995, 42,127,241 common shares were outstanding.










                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

                       Three Months Ended March 31, 1995



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

Exhibit 11                                                    E-1





                ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income
                     ($ in millions, except share data)
                             (Unaudited)


                                        Three Months
                                      Ended March 31,
                                     1995        1994
Revenues                            $167.5     $147.5
Operating expenses:
  Labor and fringe benefits           46.8       46.9
  Leases and car hire                 13.4       12.7
  Diesel fuel                          8.8        7.8
  Materials and supplies              10.1       10.3
  Depreciation and amortization        7.5        6.5
  Casualty and insurance, net          4.4        3.7
  Other taxes                          5.1        4.6
  Other                                8.9        4.4
Operating expenses                   105.0       96.9

Operating income                      62.5       50.6

Other income, net                     (0.2)       0.6
Interest expense, net                 (7.4)      (7.3)

Income before income taxes            54.9       43.9
Provision for income taxes            20.6       16.2

Net income                          $ 34.3     $ 27.7

Income per share                    $ 0.81     $ 0.65

Weighted average number of shares
 of common stock and common stock
 equivalents outstanding        42,547,042 42,794,150


The following notes are an integral part of the consolidated financial statements.


               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                             ($ in millions)
                              (Unaudited)

ASSETS                            March 31, 1995   December 31,1994
Current assets:
 Cash and temporary cash investments     $35.1            $24.2
 Receivables, net of allowance for
  doubtful accounts of $1.9 in 1995
  and $2.1 in 1994                        34.4             33.9
Materials and supplies, at average cost   17.4             15.7
Assets held for disposition                8.2              9.1
Deferred income taxes - current           21.3             21.8
Other current assets                       4.3              3.3
 Total current assets                    120.7            108.0

Investments                               13.4             13.5

Properties:
 Transportation:
  Road and structures, including land  1,006.4            994.9
  Equipment                              173.0            165.6
 Other, principally land                  40.8             40.8
  Total properties                     1,220.2          1,201.3
 Accumulated depreciation                (33.0)           (30.0)
  Net properties                       1,187.2          1,171.3
 Other assets                             16.3             15.9
  Total assets                        $1,337.6         $1,308.7

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt $   14.8         $   11.1
 Accounts payable                         57.9             54.5
 Dividends payable                        10.6             10.7
 Income taxes payable                     15.5              0.9
 Casualty and freight claims              24.9             24.9
 Employee compensation and vacations      12.9             16.5
 Taxes other than income taxes            13.8             16.2
 Accrued redundancy reserves               6.5              6.8
 Other accrued expenses                   28.6             31.8
  Total current liabilities              185.5            173.4

Long-term debt                           331.5            328.6
Deferred income taxes                    222.9            218.2
Other liabilities and reserves           135.8            134.4

Contingencies and commitments
Stockholders' equity:
 Common stock, par value $.001,
  authorized 100,000,000 shares,
  42,853,564 shares issued and 42,127,241
  shares outstanding                         -                -
 Additional paid-in capital              165.4            165.1
 Retained income                         316.7            293.0
 Treasury stock (726,323 shares)         (20.2)            (4.0)
  Total stockholders' equity             461.9            454.1
  Total liabilities and stockholders'
  equity                              $1,337.6         $1,308.7
The following notes are an integral part of the consolidated financial statements.

                ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                ($ in millions)
                                  (Unaudited)



                                          Three Months Ended March 31,
                                          1995                   1994
Cash flows from operating activities :
 Net income                               $34.3                $27.7
 Reconciliation of net income to net
  cash provided by (used for) operating
  activities :
   Depreciation and amortization            7.5                  6.5
   Deferred income taxes                    5.2                  6.5
   Equity in undistributed earnings of
   affiliates,net of dividends received    (0.2)                (0.2)
   Net gains on sales of real estate        0.1                  0.1
   Cash changes in working capital          4.8                 29.9
   Changes in other assets                 (0.4)                (0.3)
   Changes in other liabilities and
   reserves                                 2.4                 (4.7)
    Net cash provided by (used for)
     operating activities                  53.7                 65.5

Cash flows from investing activities :
 Additions to properties                  (24.0)               (12.4)
 Proceeds from real estate sales            1.3                  0.2
 Proceeds from equipment sales              0.6                  0.3
 Proceeds from sales of investments         0.2                  0.2
 Other                                     (0.4)                 0.2
   Net cash provided by (used for)
   investing activities                   (22.3)               (11.5)

Cash flows from financing activities :
 Proceeds from issuance of debt               -                 48.6
 Principal payments on debt                (3.5)               (60.1)
 Net proceeds (payments) in commercial
  paper                                    10.0                (25.1)
 Dividends paid                           (10.6)                (8.9)
 Stock repurchase program                 (16.3)                   -
 Purchase of subsidiary's common stock     (0.1)                (0.1)
   Net cash provided by (used for)
   financing activities                   (20.5)               (45.6)
Changes in cash and temporary cash
 investments                               10.9                  8.4
Cash and temporary cash investments at
 beginning of period                       24.2                 10.7
Cash and temporary cash investments at
 end of period                            $35.1                $19.1

Supplemental disclosure of cash flow
 information :
 Cash paid during the year for:
 Interest (net of amount capitalized)     $ 9.6                $ 9.7
 Income taxes                             $ 0.7                $ 3.1
The following notes are an integral part of the consolidated financial statements.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

     Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.

          Income Per Share

     Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

2.   Sale of Accounts Receivable

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts
     receivable up to a maximum of $50 million at any one time.    The
     Railroad services the accounts receivable sold under the
     agreement.   At March 31, 1995, $50 million in accounts
     receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.8 million and $.4 million for the quarters ended March 31, 1995 and 1994, respectively.

3.   Common Stock and Dividends

     On March 2, 1995, the Board of Directors approved a quarterly dividend of $.25 per share which was paid April 6, 1995. The
     Board intends to continue its policy of quarterly dividends.
     Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid. Covenants of the Railroad's New Revolver require specified levels of tangible net worth. See Notes 4 and 5.


4.   Stock Repurchase Program

     For the three months ended March 31, 1995, the Company paid $16.3 million to acquire 482,100 shares of Common Stock under its ongoing stock repurchase program. Such purchases were funded in part by a $9 million payment by the Railroad to the Company under the special $60 million dividend which was declared in 1994 and will be paid as requested by the Company. From inception of the stock repurchase program in 1994 to April 30, 1995, the Company has paid an aggregate $22.8 million to acquire 676,100 shares of Common Stock, and the Railroad has paid the Company an aggregate $9 million of the special dividend. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.


5.   Prepayment of Senior Notes

     On May 4, 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the recently issued $100 million 7.75% 10 year-notes due May 2005 and $40
     million from existing lines of credit.   The prepayment resulted
     in an extraordinary charge of $18.4 million, $11.5 million after-tax, which will be recorded in the second quarter of 1995. In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New Revolver"). The New Revolver was increased to $250 million and expires in the year 2000.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended March
31, 1994

     Revenues for 1995 increased from the prior year quarter by $20.0 million or 13.6% to $167.5 million. The increase was a result of a 12.8% increase in the number of carloads coupled with an increase of 2.0% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in intermodal (68.9%), grain and grain mill and food products (35.4%), paper (6.9%) and chemicals (13.8%), offset by decreased coal loads (9.4%).

     Operating expenses for 1995 increased $8.1 million, or 8.4% as compared to 1994. Increases in fuel and depreciation were offset by decreased lease and car hire expense. Lease and car hire expense on a combined basis reflects a $3.9 million decline in lease expense primarily as a result of the Company's shift from leasing to ownership of its fleet and a $4.3 million increase in car hire costs as increased export grain and grain mill traffic resulted in higher costs.
Marketing and other costs associated with the rise in business levels ($1.2 million) and environmental charges ($1.1 million) were primarily responsible for the shift in other operating expense between quarters.

     Operating income for 1995 increased 23.5% ($11.9 million) to $62.5 million from $50.6 million in 1994, primarily as a result of increased revenues cited above.


Liquidity and Capital Resources

Operating Data:
                                       Three Months Ended March 31,
                                           1995          1994
                                              ($ in millions)
Cash flows provided by (used for):
   Operating activities                   $ 53.7       $ 65.5
   Investing activities                    (22.3)       (11.5)
   Financing activities                    (20.5)       (45.6)
     Net change in cash and
       temporary cash investments        $  10.9       $  8.4

     Operating activities in 1995 provided $53.7 million in cash, primarily from net income before depreciation and deferred taxes.

     During 1995, additions to property of $24.0 million included approximately $11.8 million for track and bridge rehabilitation and approximately $10.0 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year 1995, the Company continues to expect base capital spending (expenses for track and track structures) to be approximately $65 million, with the locomotive purchases and lease conversions the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations and other available sources.

     In the first quarter of 1994, the Railroad entered into a receivables purchase agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires March 1997, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement. At March 31, 1995, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income, Net, were $.8 million, and $.4 million for the three month periods ended March 31, 1995 and 1994, respectively.

     Under the Railroad's commercial paper program a total of $100 million can be issued and outstanding. The program is supported by the
revolver with the Railroad's bank lending group (see below).   At March
31, 1995, $25.0 million was outstanding. For the three months then ended the rates ranged from 3.365% to 6.25%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

     In connection with the Railroad's prepayment of its $160 million Senior Notes (see below), the Railroad and its bank lending group renegotiated the Railroad's $150 million revolver which had been amended and restated in November 1994. The new Revolver is for $250 million and expires in 2000. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 17 basis points and borrowings under this agreement are at LIBOR plus
32.5 basis points.   The new Revolver will be used primarily for backup
for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At March 31, 1995, $25.0 million in commercial paper was outstanding and $2.4 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

     On May 4, 1995, the Railroad prepaid its then outstanding $160 million Senior Notes at fair market value plus accrued interest and a prepayment penalty of $16.4 million. The prepayment resulted in an extraordinary charge of $18.4 million, $11.5 million after-tax, to be recorded in the second quarter of 1995. The monies used to fund the prepayment were provided by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due 2005 (the "New Notes") and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4% which may be refinanced by the Railroad's new Medium Term Note Program ("MTN"). The New Notes and any MTN's to be issued are covered by under a $200 million shelf registration filed with the Securities and Exchange Commission on April 12, 1995. The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture.

     At March 31, 1995, the Railroad's public debt was rated Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

     In 1994, in order to facilitate the stock repurchase program, the Company entered into a $50 million 364-day floating-rate revolving loan agreement which charges a 20 basis point annual fee, interest between LIBOR plus 62.5 basis points to LIBOR plus 100 basis points, expires in August 1995 and was not drawn upon through March 31, 1995. The Company's financing/leasing subsidiaries have approximately $31.0 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991 and 1,522 freight cars in 1993.

     The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1995, and management does not anticipate any difficulty in maintaining such compliance.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. As a result, approximately 46% of the Railroad's short-term diesel fuel requirements through June 1995 are protected against significant price changes.

     The Company declared its thirteenth consecutive quarterly cash dividend which was paid on April 6, 1995. The Board intends to continue a policy of quarterly dividends with a target of 33% of expected earnings, subject to existing conditions. Future dividends may be dependent on the Railroad's ability to pay cash dividends to the Company. Covenants specifically restricting dividend payments by the Railroad were eliminated when the Senior Notes were prepaid. Covenants contained in the Railroad's new Revolver require specified levels of tangible net worth.

     The Company anticipates that in addition to the $1.4 million paid through March 31, 1995, an additional $5 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. As the Company continues to negotiate with its operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Company can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Stock Repurchase Program

     For the three months ended March 31, 1995, the Company paid $16.3 million to acquire 482,100 shares of Common stock under its announced $60 million 1995 stock repurchase program. Such purchases were funded in part by a $9 million payment by the Railroad to the Company under the special $60 million dividend which was declared in 1994 and will be paid as requested by the Company. From inception of the stock repurchase program in 1994 to April 30, 1995, the Company has paid an aggregate $22.8 million to acquire 676,100 shares of Common Stock, and the Railroad has paid the Company an aggregate $9 million of the special dividend. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities. The Board intends to review this program annually.

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

     The Company is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Company has paid approximately $.2 million in 1995 toward the investigation and remediation of those sites, and anticipates annual expenditures of $3.0 million. During the quarter, the Company spent an additional $1.4 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1995, the Company estimated the probable range of its estimated liability to be $13 million to $48 million and in accordance with SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The statement is effective for fiscal year beginning after December 15, 1995. The Company is reviewing this statement to determine its impact, if any. Early adoption is not anticipated.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 1995, the Registrant held its Annual Meeting of
Stockholders.

At the meeting, the stockholders' were asked to vote on one (1) proposal -- the election of Class I Directors until 1998.

                  Description
Vote Recap
Proposal No. 1 The election of E. Hunter Harrison, For    34,082,299
               Samuel F. Pryor, IV, and Alan H.    Against    33,694
               Washkowitz as Class I directors
               until 1998

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:
          Exhibit 11

     (b) Reports on Form 8-K:
          An 8-K was filed March 9, 1995 to update the consent of Arthur Andersen LLP included in the Annual Report on Form 10-K for the year ended December 31, 1994.


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










Date: May 9, 1995

                                                               EXHIBIT 11

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    COMPUTATION OF INCOME PER COMMON SHARE
                     ($ in millions, except share data)


                                            Three Months
                                            Ended March 31,

                                            1995        1994

 Net income                                $34.3       $27.7

 Calculation of average number
    of shares outstanding:
 Primary:

 Weighted average number of common
  shares outstanding                   42,415,662  42,615,456
Effect of shares issuable under
  stock options                           131,380     178,694
                                       42,547,042  42,794,150

 Fully diluted:

 Weighted average number of common shares
    outstanding                        42,415,662  42,615,456
 Effect of shares issuable under
  stock options (1)                       137,895     178,694
                                       42,553,557  42,794,150

 Income per common share:
 Primary:

 Net income                            $     0.81  $     0.65

 Fully diluted:

 Net income                            $     0.81  $     0.65

 (1) Such items are included in primary calculation. Additional shares represent difference between average price of common stock for the period and the end of period price.