Form 10-Q
period 1995-06-30
ILLINOIS CENTRAL CORP
filed 1995-08-03
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended            June 30, 1995


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


  Registrant's telephone number, including area code:(312) 755-7500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              YES   X                               NO


           As of June 30, 1995, 41,769,602 common shares were outstanding.


                           ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

             Three Month and Six Month Periods Ended June 30, 1995



                                    CONTENTS


      Part I - Financial Information:


     Item 1. Financial Statements:

             Consolidated Statements of Income              3

             Consolidated Balance Sheets                    4

             Consolidated Statements of Cash Flows          5

             Notes to Consolidated Financial Statements     6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results
              of  Operations                                8

      Part II - Other Information:


        Item 6. Exhibits and Reports on Form 8-K            13

      Signatures                                            14

     Exhibit 11                                             E-1



                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Income
                           ($ in millions, except share
                                    (Unaudited)

                           Three Months            Six Months
                           Ended June 30,          Ended June 30,
                           1995     1994           1995      1994


 Revenues                 $  156.2   $   145.2   $  323.7 $   292.7

 Operating expenses:
  Labor and fringe benefits   47.5        45.0       94.3      91.9
  Leases and car hire          9.8        14.3       23.2      27.1
  Diesel fuel                  8.3         7.6       17.1      15.4
  Materials and supplies       8.4         8.5       18.6      18.8
  Depreciation and
   amortization                8.6         6.6       16.1      13.1
  Casualty, insurance and
   losses                      1.4         5.9        7.6      10.7
  Other taxes                  5.4         4.6       10.5       8.4
  Other                       10.9         7.5       17.9      11.5
 Operating expenses          100.3       100.0      205.3     196.9

 Operating income             55.9        45.2      118.4      95.8

 Other income (expense), net     -         1.0       (0.2)      1.6
 Interest expense, net        (8.5)       (6.7)     (15.9)    (14.0)
 Income before income taxes and
  extraordinary item, net     47.4        39.5      102.3      83.4
 Provision for income taxes   17.8        14.7       38.4      30.9

 Income before extraordinary
  item,                       29.6        24.8       63.9      52.5
 Extraordinary item, net     (11.4)          -      (11.4)        -

 Net income               $   18.2   $    24.8   $   52.5   $  52.5

 Income per share:
  Income before extraordinary
   item, net              $   0.71   $    0.58   $   1.51  $   1.23
  Extraordinary item, net    (0.27)          -      (0.27)        -
  Income per share        $   0.44   $    0.58   $   1.24  $   1.23

Weighted average number of shares
of common stock and common stock
equivalents outstanding 42,034,340  42,719,256  42,89,429  42,721,663


The following notes are an integral part of the consolidated financial statements.


                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

          ASSETS                            June 30,     December 31,
                                              1995           1995
Current assets:
   Cash and temporary cash investments     $ 11.3        $   24.2
   Receivables, net of allowance for
      doubtful accounts of $2.0 in 1995
      and $2.1 in 1994                       33.7            33.9
   Materials and supplies, at average cost   17.5            15.7
   Assets held for disposition                8.2             9.1
   Deferred income taxes - current           21.3            21.8
   Other current assets                       4.0             3.3
      Total current assets                   96.0           108.0

Investments                                  13.2            13.5

Properties:
   Transportation:
      Road and structures, including land 1,019.8           994.9
      Equipment                             191.1           165.6
   Other, principally land                   40.8            40.8
      Total properties                    1,251.7         1,201.3
   Accumulated depreciation                 (36.2)          (30.0)
      Net properties                      1,215.5         1,171.3

Other assets                                 16.1            15.9
      Total assets                     $  1,340.8   $     1,308.7


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
     debt                              $     24.6   $        11.1
   Accounts payable                          50.8            54.5
   Dividends payable                         10.5            10.7
   Income taxes payable                       3.5             0.9
   Casualty and freight claims               24.9            24.9
   Employee compensation and vacations       16.2            16.5
   Taxes other than income taxes             16.2            16.2
   Accrued redundancy reserves                6.1             6.8
   Other accrued expenses                    28.8            31.8
      Total current liabilities             181.6           173.4

Long-term debt                              352.1           328.6
Deferred income taxes                       219.0           218.2
Other liabilities and reserves              130.4           134.4

Contingencies and commitments

Stockholders' equity:
   Common stock, par value $.001,
    authorized 100,000,000 shares,
    42,853,564 shares issued and 41,769,602
    shares outstanding                          -               -
   Additional paid-in capital               165.6           165.1
   Retained income                          324.5           293.0
   Treasury stock (1,083,962 shares)        (32.4)           (4.0)
       Total stockholders' equity           457.7           454.1
       Total liabilities and stockholders'
       equity                          $  1,340.8   $     1,308.7
The following notes are an integral part of the consolidated financial statements

                    ILLINOIS CENTRAL CORPORATION AND SUBSIDIAR
                       Consolidated Statements of Cash Flows
                                  $ in millions)
                                    (Unaudited)

                                         Six Months Ended June 30,
                                                1995    1994
Cash flows from operating activities :
   Net income                                $  52.5  $  52.5
   Reconciliation of net income to net cash
     provided by (used for) operating
     activities :
         Extraordinary item, net                11.4        -
         Depreciation and amortization          16.1     13.1
         Deferred income taxes                   8.1      0.9
         Equity in undistributed earnings of
          affiliates, net of dividends
          received                              (0.3)    (0.3)
         Net gains on sales of real estate      (0.2)     0.1
         Cash changes in working capital        (7.9)    56.0
         Changes in other assets                (2.2)    (0.6)
         Changes in other liabilities and
          reserves                              (2.5)    (3.3)
            Net cash provided by (used for)
             operating activities               75.0    118.4

Cash flows from investing activities :
   Additions to properties                     (53.0)   (35.4)
   Proceeds from real estate sales               1.5      0.2
   Proceeds from equipment sales                 1.5      2.8
   Proceeds from sales of investments            0.5      0.5
   Other                                        (1.0)     0.5
   Net cash provided by (used for) investing
    activities                                 (50.5)   (31.4)

Cash flows from financing activities :
   Proceeds from issuance of debt              200.0     33.0
   Principal payments on debt                 (242.7)   (75.1)
   Net proceeds (payments) in commercial
    paper                                       55.0    (22.1)
   Dividends paid                              (21.2)   (17.8)
   Proceeds from exercise of stock options
    and warrants                                   -        -
   Stock repurchases                           (28.4)       -
   Purchase of subsidiary's common stock        (0.1)    (1.2)
   Net cash provided by (used for) financing
     activities                                (37.4)   (83.2)
Changes in cash and temporary cash investments (12.9)     3.8
Cash and temporary cash investments at
 beginning of period                            24.2     10.7
Cash and temporary cash investments at end   $  11.3  $  14.5

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount capitalized)   $  20.6  $  14.7
      Income taxes                           $  27.6  $  24.1
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

2.   Sale of Accounts Receivable

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum
     of $50 million at any one time.    The Railroad services the
     accounts receivable sold under the agreement.  During June 1995, the
     agreement was extended one year and now expires in June 1998.   At
     June 30, 1995, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.8 million and $.9 million for the six month periods ended June 30, 1995 and 1994, respectively.

3.   Common Stock and Dividends

     On June 1, 1995, the Board of Directors approved a quarterly dividend of $.25 per share which was paid July 6, 1995. This is the fourteenth consecutive quarterly dividend. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors. The Railroad is no longer subject to specific dividend restrictions. At June 30, 1995, the Railroad exceeded its tangible net worth covenant by $59 million.

4.   Stock Repurchase Program

     For the six month period ended June 30, 1995, the Company paid $28.0 million to acquire 828,100 shares of Common Stock under its ongoing stock repurchase program. Such purchases were funded in part by a $15 million payment by the Railroad to the Company under the special $60 million dividend which was declared in 1994 and will be paid as requested by the Company. On July 12, 1995, the Railroad paid another $5 million under the $60 million special dividend. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.


5.   Prepayment of Senior Notes

     On May 4, 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the recently issued $100 million 7.75% 10 year-notes due May 2005 and $40 million from
     existing lines of credit.   The prepayment resulted in an
     extraordinary charge of $18.4 million, $11.4 million after-tax ($.27 per share). In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New Revolver"). The New Revolver was increased to $250 million and expires in the year 2000. The $40 million borrowed to help fund the prepayment was replaced with the proceeds of two Medium-Term-Notes ("MTN") issued in the second quarter of 1995 totaling $50 million. The MTN's expire as follows: $30 million (coupon 6.83%)
     in 2000 and $20 million (coupon 6.27%) in 1998. An additional $50 million of MTN's were issued in July 1995. These notes expire in 2007 and have a coupon of 6.98%.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30,
1994

     Revenues for 1995 increased from the prior year quarter by $11.0 million or 7.6% to $156.2 million. The increase was a result of a 5.8% increase in the number of carloads coupled with an increase of 2.5% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in intermodal (47.1%), grain and grain mill and food products (25.3%), paper (7.9%) and chemicals (3.3%), partially offset by decreased coal loads (19.7%).

     Operating expenses for 1995 approximated 1994. Increases in fuel, labor and depreciation were offset by decreased lease and car hire expense and casualties, insurance and losses. Casualty, insurance and losses benefited in part from a litigation insurance settlement of $2.8 million in the quarter and improved safety performance resulting in lower accruals. Lease and car hire expense on a combined basis reflects an $7.3 million decline in lease expense primarily as a result of the Company's shift from leasing to ownership of its fleet partially offset by a $2.8 million increase in car hire costs as increased export grain and grain mill traffic resulted in higher costs. Marketing and other costs associated with the rise in business levels ($.8 million) and miscellaneous equipment and maintenance charges ($1.7 million) were primarily responsible for the shift in other operating expense between quarters.

     Operating income for 1995 increased 23.7% ($10.7 million) to $55.9 million from $45.2 million in 1994, primarily as a result of increased revenues cited above.

     In the second quarter of 1995, the Company recorded an extraordinary item of $11.4 million, net of taxes of $7.0 million. The extraordinary item covers costs associated with prepaying the Railroad's $160 million Senior Notes (i.e., premium on repurchase, the write-off of unamoritized financing fees and costs associated with calling the Notes).

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

     Revenues for 1995 increased from the prior year by $31.0 million or 10.6% to $323.7 million. The increase was a result of a 9.3% in the number of carloads coupled with an increase of 2.3% in gross freight revenue per carload. For the six month period, the Company experienced carloading increases in intermodal (57.2%), grain and grain mill and food products (30.6%), chemicals (8.5%) and paper (7.4%), partially offset by decreased coal loads (14.5%).

     Operating expenses for 1995 were $8.4 million (4.3%) higher than 1994. Most of the variance was experienced in the first quarter of the year. For the six months ended June 30, 1995, strong carloadings of export grain and grain mill products contributed to car hire costs exceeding 1994 by $7.8 million. The Company's lease conversion program reduced lease expense by $11.7 million to offset the car hire increase. The conversion program and higher capital expenditures contributed to the increase in depreciation expense for the six months. Casualty, insurance and losses reflects the aforementioned litigation insurance settlement and safety performance.

     Operating income for 1995 increased 23.6% ($22.6 million) to $118.4 million from $95.8 million in 1994, primarily as a result of increased revenue partially offset by increased expenses, as cited above.

Liquidity and Capital Resources

Operating Data:
                                    Six Months Ended June30,
                                    1995                 1994
                                         ($ in millions)
Cash flows provided by (used for):
   Operating activities              $   75.0        $118.4
   Investing activities                 (50.5)        (31.4)
   Financing activities                 (37.4)        (83.2)
     Net change in cash and
       temporary cash investments    $  (12.9)      $   3.8

   Operating activities in 1995 provided $75.0 million in cash, primarily from net income before depreciation, deferred taxes and extraordinary item.

   During 1995, additions to property of $53.0 million included approximately $21.8 million for track and bridge rehabilitation and approximately $23.2 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year 1995, the Company continues to expect base capital spending (expenses for track and track structures) to be approximately $65 million, with the locomotive purchases and lease conversions the total capital spending could be approximately $100 million to $110 million. These expenditures are expected to be met from current operations and other available sources.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement.
During June 1995, the agreement was extended one year and now expires in June 1998. At June 30, 1995, $50 million in accounts receivable had been sold pursuant to the agreement. The Railroad retains the same exposure to credit loss as existed prior to the sale. Costs related to the agreement vary in correlation with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.8 million, and $.9 million for the six month periods ended June 30, 1995 and 1994, respectively.

   Under the Railroad's expanded commercial paper program a total of
$150 million can be issued and outstanding.  The program is supported by
the revolver with the Railroad's bank lending group (see below).   At June
30, 1995, $70.0 million was outstanding. For the six months then ended the rates ranged from 6.07% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

   In connection with the Railroad's prepayment of its $160 million
Senior Notes (see below), the Railroad and its bank lending group renegotiated the Railroad's $150 million revolver which had been amended and restated in November 1994. The New Revolver is for $250 million and expires in 2000. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 17 basis points and borrowings under this agreement are at LIBOR plus 32.5 basis points.
 The New Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At June 30, 1995, $70.0 million in commercial paper was outstanding and $1.4 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

   On May 4, 1995, the Railroad prepaid its then outstanding $160 million Senior Notes at fair market value plus accrued interest and a prepayment penalty of $16.4 million. The prepayment resulted in an extraordinary charge of $18.4 million ( $11.4 million after-tax or $.27 per share) recorded in the second quarter of 1995. The monies used to fund the prepayment were provided by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due 2005 (the "New Notes") and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4%. The $40 million was replaced with the proceeds from the Railroad's Medium-Term-Note ("MTN") program. Two issuances of MTN's totaling $50 million were made in the quarter. The two issues of MTN's expire as follows: $30 million (coupon 6.83%) in 2000 and $20 million (coupon 6.27%) in 1998.
An additional $50 million of the MTN's were issued in July 1995. These notes expire in 2007 and have a coupon of 6.98%.The New Notes and the MTN's are covered by a $200 million shelf registration filed with the Securities and Exchange Commission on April 12, 1995. As of July 7, 1995, the entire $200 million had been used . The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture.
The MTN's pay interest semi-annually in January and July.

   At June 30, 1995, the Railroad's public debt was rated Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

   In 1994, in order to facilitate the stock repurchase program, the Company entered into a $50 million 364-day floating-rate revolving loan agreement which charges a 20 basis point annual fee, interest between LIBOR plus 62.5 basis points to LIBOR plus 100 basis points, expires in August 1995 and was not drawn upon through June 30, 1995. The Company's financing/leasing subsidiaries have used several long-term borrowing agreements to acquire a total of 61 locomotives during 1993 and 1991 and 1,522 freight cars in 1993. During the quarter, one such agreement was paid off through an intercompany loan of $18.2 million from the Railroad. At June 30, 1995, $12.1 million remains outstanding under the agreements.

   The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

   Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1995, and management does not anticipate any difficulty in maintaining such compliance.

   The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. On July 1, 1995 new agreements covering 60% of the Railroad's short term diesel fuel requirements through June 1996 were entered into protecting against significant price changes.



   The Company anticipates that in addition to the $2.7 million paid through June 30, 1995, an additional $3.0 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. At June 30, 1995, eight of the eleven unions representing 42% of the Company's represented workforce have reached agreements covering wages and work rules through 1999. Each agreement provides for salary increases of 3% - 4% in each year. As the Company continues to negotiate with its three operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Company can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Long-Term Equity Enhancement Program

   The Company paid its fourteenth consecutive quarterly cash dividend
paid on July 6, 1995.   The Board believes quarterly dividends are an
integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors. The Railroad is no longer subject to specific dividend restrictions. At June 30, 1995, the Railroad exceeded its tangible net worth covenant by $59 million.

    For the six months ended June 30, 1995, the Company paid $28.0 million to acquire 828,100 shares of Common Stock under its announced $60 million 1995 stock repurchase program. From inception of the stock repurchase program in 1994 to July 28, 1995, the Company has paid an aggregate $31.3 million to acquire 913,300 shares of Common Stock. Such purchases were funded in part by a $15 million payment by the Railroad's prepayment of $20 million to the Company under the special $60 million dividend which was declared in 1994 and will be paid as requested by the Company. This special dividend is excluded from the aforementioned covenant requirements. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities. The Board intends to review the level of stock repurchases annually.

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

   The Company is aware of approximately 20 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Company has paid approximately $1.6 million in 1995 toward the investigation and remediation of those sites, and anticipates annual expenditures of $3.0 million. During the quarter, the Company spent an additional $1.4 million remediating environmental spills resulting from derailments and other operating activities. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

   For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1995, the Company estimated the probable range of its estimated liability to be $14 million to $50 million and in accordance with SFAS No. 5 had a reserve of $14 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

   (a) Exhibits:
        See Exhibit Index on Page 15.

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










Date: August 3, 1995

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES

                                   EXHIBIT INDEX



Exhibit                                                 Sequential
 No.                    Description                      Page No.


  4.1         Third Amended and Restated Revolving
              Credit Agreement between Illinois
              Central Railroad Company and the banks
              named therein dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994 and further amended and restated as of April 28, 1995.
              (Incorporated by reference to
              Exhibit 4.1 to the quarterly reports of
              Illinois Central Railroad in Form 10-Q
              for the three months ended June 30, 1995.
             (SEC File No. 1-7092))

 11           Computation of Earnings Per Share               E-1