Form 10-Q
period 1995-09-30
ILLINOIS CENTRAL CORP
filed 1995-11-03
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended       September 30, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to


                        Commission file number 1-10720

                         ILLINOIS CENTRAL CORPORATION

            (Exact name of registrant as specified in its charter)

       Delaware                                    13-3545405
(State or other jurisdiction of                 I.R.S. Employer
 incorporation or organization)              Identification No.)


455 North Cityfront Plaza Drive, Chicago, Illinois        60611-5504
   (Address of principal executive offices)               (Zip Code)


 Registrant's telephone number, including area code:  (312) 755-7500

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       YES   X                               NO


  As of October 18, 1995, 41,216,673 common shares were outstanding.


                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

          Three Month and Nine Month Periods Ended September 30, 1995


                                                         CONTENTS
Part I - Financial Information:

Item 1.   Financial Statements:

          Consolidated Statements of Income                  3

          Consolidated Balance Sheets                        4

          Consolidated Statements of Cash Flows              5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of  Operations     8


Part II - Other Information:

Item 6.   Exhibits and Reports on Form 8-K                  14

Signatures                                                  15

Exhibit 11                                                 E-1



                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                       ($ in millions, except share data)
                                  (Unaudited)

                           Three Months              Nine Months
                     Ended September 30,       Ended September 30,
                      1995         1994          1995         1994
Revenues          $  161.0   $    146.7     $   484.7   $    439.4
Operating
 expenses:
Labor and fringe
 benefits             50.2         46.0         144.5        137.9
Leases and car hire   16.2         13.4          39.4         40.5
Diesel fuel            8.2          7.7          25.3         23.1
Materials and
 supplies              8.8          9.2          27.4         28.0
Depreciation and
 amortization          7.9          6.8          24.0         19.9
Casualty, insurance
 and losses            3.5          6.0          11.1         16.7
Other taxes            3.0          4.5          13.5         12.9
Other                 10.1          7.2          28.0         18.7
Operating expenses   107.9        100.8         313.2        297.7

Operating income      53.1         45.9         171.5        141.7

Other income
 (expense), net        0.4          2.0           0.2          3.6
Interest expense,
 net                  (6.8)        (6.8)        (22.7)       (20.8)
Income before
 income taxes and
 extraordinary
 item, net             46.7         41.1         149.0        124.5
Provision for
 income taxes          17.5         15.2          55.9         46.1

Income before
 extraordinary
 item, net             29.2         25.9          93.1         78.4

Extraordinary
 item, net                -            -         (11.4)           -
Net income        $    29.2   $     25.9     $    81.7   $     78.4

Income per share:
Income before
 extraordinary
 item, net        $    0.70   $     0.61     $    2.21   $     1.84
Extraordinary
 item, net                -            -         (0.27)           -
Income per
 share            $    0.70   $     0.61     $    1.94   $     1.84

Weighted average
number of shares
of common stock
and common stock
equivalents
outstanding       41,730,177  42,705,087     42,105,119   42,720,811

The following notes are an integral part of the consolidated financial statements.


                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)

        ASSETS         September 30, 1995        December 31, 1994
Current assets:
 Cash and temporary cash
  investments              $      13.2       $       24.2
   Receivables, net of
   allowance for doubtful
   accounts of $1.9 in
   1995 and $2.1 in 1994          47.9               33.9
   Materials and supplies,
   at average cost                17.0               15.7
   Assets held for disposition     8.2                9.1
   Deferred income taxes
     - current                    22.3               21.8
   Other current assets            3.8                3.3
      Total current assets       112.4              108.0

Investments                       13.3               13.5

Properties:
   Transportation:
      Road and structures,
       including land          1,033.0              994.9
      Equipment                  195.6              165.6
   Other, principally land        40.6               40.8
      Total properties         1,269.2            1,201.3
   Accumulated depreciation      (37.5)             (30.0)
      Net properties           1,231.7            1,171.3

Other assets                      15.8               15.9
      Total asset          $   1,373.2      $     1,308.7

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of
   long-term debt          $     16.5       $       11.1
   Accounts payable              65.2               54.5
   Dividends payable             10.3               10.7
   Income taxes payable           3.7                0.9
   Casualty and freight claims   24.9               24.9
   Employee compensation and
    vacations                    13.9               16.5
   Taxes other than income
    taxes                        13.3               16.2
   Accrued redundancy
    reserves                      6.1                6.8
   Other accrued expenses        39.1               31.8
      Total current liabilities 193.0              173.4

Long-term debt                  357.7              328.6
Deferred income taxes           237.5              218.2
Other liabilities and reserves  126.7              134.4

Contingencies and commitments

Stockholders' equity:
 Common stock, par value $.001,
 authorized 100,000,000 shares,
  42,856,564 shares issued and
  41,297,379 shares outstanding     -                  -
   Additional paid-in capital   166.0              165.1
   Retained income              343.4              293.0
   Treasury stock
  (1,559,185 shares)            (51.1)              (4.0)
    Total stockholders' equity  458.3              454.1
    Total liabilities and
    stockholders' equitity $  1,373.2      $     1,308.7

The following notes are an integral part of the consolidated financial statements.

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                ($ in millions)
                                  (Unaudited)


                                  Nine Months Ended September 30,
                                          1995               1994
Cash flows from operating activities :
   Net income                          $  81.7            $  78.4
   Reconciliation of net income to
     net cash provided by (used for)
     operating activities :
    Extraordinary item, net               11.4                  -
    Depreciation and amortization         24.0               19.9
    Deferred income taxes                 25.6                5.2
    Equity in undistributed earnings
     of affiliates,net of dividends
     received                             (0.5)              (0.4)
    Net gains on sales of real estate     (0.3)              (2.0)
    Cash changes in working capital       (1.9)              55.5
    Changes in other assets               (2.1)              (0.8)
    Changes in other liabilities and
     reserves                             (5.8)              (4.7)
    Net cash provided by (used for)
     operating activities                132.1              151.1

Cash flows from investing activities :
   Additions to properties               (76.3)             (61.9)
   Proceeds from real estate sales         2.1                3.6
   Proceeds from equipment sales           2.2                3.9
   Proceeds from sales of investments      0.7                0.4
   Other                                  (2.8)              (1.1)
    Net cash provided by (used for)
     investing activities                (74.1)             (55.1)

Cash flows from financing activities :
   Proceeds from issuance of debt        250.0              114.7
   Principal payments on debt           (255.2)            (159.8)
   Net proceeds (payments) in commercial
    paper                                 15.0               (1.1)
   Dividends paid                        (31.6)             (26.8)
   Stock repurchases                     (47.1)                 -
   Purchase of subsidiary's common stock  (0.1)              (2.5)
    Net cash provided by (used for)
     financing activities                (69.0)             (75.5)
Changes in cash and temporary cash
 investments                             (11.0)              20.5
Cash and temporary cash investments at
 beginning of period                      24.2               10.7
Cash and temporary cash investments at
 end of period                         $  13.2            $  31.2

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
   Interest (net of amount capitalized)$  22.8            $  24.4
   Income taxes                        $  28.7            $  33.3

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

2.   Sale of Accounts Receivable

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as
     existed prior to the sale.    During June 1995, the
     agreement was extended one year and now expires in June
     1998.   At September 30, 1995, the maximum had been sold
     pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million and $1.5 million for the nine month periods ended September 30, 1995 and 1994, respectively.

3.   Common Stock and Dividends

     On September 7, 1995, the Board of Directors approved a quarterly dividend of $.25 per share which was paid October 5, 1995. This is the fifteenth consecutive quarterly dividend. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure
     requirements, debt service and other factors.   At
     September 30, 1995, the Railroad exceeded its tangible net worth covenant by $63 million.

4.   Stock Repurchase Program

     For the nine month period ended September 30, 1995, the Company paid $46.6 million to acquire 1,301,700 shares of Common Stock under its ongoing stock repurchase program. Such purchases were funded in part by a $35 million payment by the Railroad to the Company under the special $60 million dividend which was declared in 1994 and will be paid as requested by the Company. On October 3, 1995, the Railroad paid another $1.1 million under the $60 million special dividend. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.


5.   Prepayment of Senior Notes

     On May 4, 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the recently issued $100 million 7.75% 10 year-notes due May 2005 and $40 million from existing lines of
     credit.   The prepayment resulted in an extraordinary charge
     of $18.4 million, $11.4 million after-tax ($.27 per share). In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "New Revolver"). The New Revolver was increased to $250 million and expires in the year 2000. The $40 million borrowed to help fund the prepayment was replaced with the proceeds of
     Medium-Term-Notes ("MTN").   The MTN's expire as follows:
     $30 million (coupon 6.83%) in 2000, $20 million (coupon 6.27%) in 1998 and $50 million (coupon 6.98%) in 2007.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months
Ended September 1994

     Revenues for 1995 increased from the prior year quarter by $14.3 million or 9.7% to $161.0 million. The increase was a result of a 4.3% increase in the number of carloads coupled with an increase of 4.5% in gross freight revenue per carload. For the quarter, the Company experienced carloading increases in intermodal (17.9%), grain and grain mill and food products (12.0%), paper (9.1%) and chemicals (3.9%), partially offset by decreased coal loads (9.4%).

     Operating expenses for 1995 were $7.1 million (7.0%) higher
than 1994.    Increases in fuel, labor,  lease and  car hire and
depreciation were offset by decreased casualty, insurance and losses and other taxes expense. Casualty, insurance and losses benefited from improved safety performance resulting in lower accruals. Temporary traffic congestion experienced in July and August and the high movements of export grain and grain mill products had a negative impact on labor costs and car hire expense.Lease and car hire expense on a combined basis reflects the $6.2 million increase in car hire incurred in the quarter which was partially offset by a $3.4 million decline in lease expense primarily as a result of the Company's shift from leasing to ownership of its fleet. Marketing and other costs associated with the rise in business levels ($.6 million) and miscellaneous equipment and maintenance charges
($1.1 million) were primarily responsible for the shift in Other operating expense between quarters.

     Operating income for 1995 increased 15.7% ($7.2 million) to $53.1 million from $45.9 million in 1994, primarily as a result of increased revenues offset by increased expenses cited above.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

     Revenues for 1995 increased from the prior year by $45.3 million or 10.3% to $484.7 million. The increase was a result of a 7.6% in the number of carloads coupled with an increase of 3.0% in gross freight revenue per carload. For the nine month period, the Company experienced carloading increases in intermodal (41.4%), grain and grain mill and food products (24.1%), chemicals (6.9%) and paper (8.0%), partially offset by decreased coal loads (13.0%).

     Operating expenses for 1995 were $15.5 million (5.2%) higher than 1994. For the nine months ended September 30, 1995, strong carloadings of export grain and grain mill products contributed to car hire costs exceeding 1994 by $14.0 million. The Company's lease conversion program reduced lease expense by $15.1 million to offset the car hire increase. The conversion program and higher capital expenditures contributed to the increase in depreciation expense for the nine months. Casualty, insurance and losses reflects the benefits of a litigation insurance settlement of $2.8 million and safety performance.

     Operating income for 1995 increased 21.0% ($29.8 million) to $171.5 million from $141.7 million in 1994, primarily as a result of increased revenue partially offset by increased expenses, as cited above.

     In the second quarter of 1995, the Company recorded an extraordinary item of $11.4 million, net of $7.0 million for
taxes.    The extraordinary item covers costs associated with
prepaying the Railroad's $160 million Senior Notes (i.e., premium on repurchase, the write-off of unamoritized financing fees and costs associated with calling the Notes).

Liquidity and Capital Resources

Operating Data:

                                  Nine Months Ended September 30,
                                      1995               1994
                                            ($ in millions)
Cash flows provided by (used for):
   Operating activities             $  132.1          $  151.1
   Investing activities                (74.1)            (55.1)
   Financing activities                (69.0)             75.5)
     Net change in cash and
       temporary cash investments   $  (11.0)         $   20.5

     Operating activities in 1995 provided $132.1 million in cash, primarily from net income before depreciation, deferred taxes and extraordinary item.

     During 1995, additions to property of $76.3 million included approximately $34.9 million for track and bridge rehabilitation and approximately $29.2 million for equipment upgrades. In February 1995, the Railroad placed a $25.8 million order for 20 new SD70 locomotives to be delivered in the fourth quarter of 1995, to update the locomotive fleet. For the full year 1995, the Company continues to expect base capital spending (expenses for track and track structures) to be approximately $65 million, with the locomotive purchases and lease conversions the total capital spending could be approximately $125 million.
These expenditures are expected to be met from current operations and other available sources.

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. . During June 1995, the agreement was extended one year and now expires in June 1998. At September 30, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million, and $1.5 million for the nine month periods ended September 30, 1995 and 1994, respectively.

     Under the Railroad's expanded commercial paper program a total of $150 million can be issued and outstanding. The program is supported by the revolver with the Railroad's bank lending
group (see below).   At September 30, 1995, $30.0 million was
outstanding. For the nine months then ended the rates ranged from 5.90% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.

     In connection with the Railroad's prepayment of its $160 million Senior Notes (see below), the Railroad and its bank lending group renegotiated the Railroad's $150 million revolver which had been amended and restated in November 1994. The New Revolver is for $250 million and expires in 2000. Fees and interest rates are predicated on the Railroad's long-term credit ratings. Currently, the annual fee is 17 basis points and borrowings under this agreement are at LIBOR plus 32.5 basis
points.   The New Revolver will be used primarily for backup for
the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. At September 30, 1995, $30.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued thereby reducing the amount available under the New Revolver. No amounts had been drawn under the New Revolver or any prior revolving agreements with its bank lending group.

     On May 4, 1995, the Railroad prepaid its then outstanding
$160 million Senior Notes at fair market value plus accrued
interest and a prepayment penalty of $16.4 million.  The
prepayment resulted in an extraordinary charge of $18.4 million
($11.4 million after-tax or $.27 per share) recorded in the second quarter of 1995. The prepayment was funded by Commercial Paper, the net proceeds of the recently issued $100 million 7.75% 10-year notes due 2005 (the "New Notes") and $40 million borrowed from various institutions under uncommitted lines of credit at interest ranging from 6.36% to 6.4%.  The $40 million was replaced with the proceeds
from  the Railroad's Medium-Term-Note ("MTN") program.    The MTN's expire
as follows: $30 million (coupon 6.83%) in 2000, $20 million
(coupon 6.27%) in 1998 and $50 million (coupon $6.98%) in 2007.
The New Notes and the MTN's are covered by a $200 million shelf registration filed with the Securities and Exchange Commission on April 12, 1995. As of July 7, 1995, the entire $200 million had been used. The New Notes pay interest semi-annually in May and November and were issued pursuant to an indenture. The MTN's pay interest semi-annually in January and July.

     At September 30, 1995, the Railroad's public debt was rated
Baa2 by Moody's and BBB by S&P and the Railroad's commercial paper program was rated A2 by S&P, P2 by Moody's and F2 by Fitch.

     In 1994, in order to facilitate the stock repurchase program, the Company entered into a $50 million 364-day floating-rate revolving loan agreement which charges a 17.5 basis point annual fee, interest between LIBOR plus 40.5 basis points, expires in August 1996 and was not drawn upon through September 30, 1995. The Company's financing/leasing subsidiaries have used several long-term borrowing agreements to acquire a total of 61 locomotives during 1993 and 1991 and 1,522 freight cars in 1993. During the second quarter, one such agreement was paid off through an intercompany loan of $18.2 million from the Railroad. At September 30, 1995, $11.7 million remains outstanding under the agreements.

     The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.

     Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at September 30, 1995, and management does not anticipate any difficulty in maintaining such compliance.

     The Railroad has entered into various hedge agreements designed to mitigate significant changes in fuel prices. At September 30, 1995, agreements covering 60% of the Railroad's short term diesel fuel requirements through June 1996 to protect against significant price changes.

     The Company anticipates that in addition to the $3.8
million paid through September 30, 1995, an additional $1.5 million will be required in 1995 related to all previously signed labor agreements. These requirements are expected to be met from current operating activities or other available sources. At September 30, 1995, eight of the eleven unions representing 42% of the Company's represented workforce have reached agreements covering wages and work rules through 1999. Each agreement provides for salary increases of 3% - 4% in each year. As the Company continues to negotiate with its three operating unions on a local level, agreements may be reached that could require significant lump sum payments. The Company can not determine whether separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Long-Term Equity Enhancement Program

     The Company paid its fifteenth consecutive quarterly cash
dividend paid on October 5, 1995.   The Board believes quarterly
dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.
At September 30, 1995, the Railroad exceeded its tangible net worth covenant by $63 million.

     From inception of the stock repurchase program in 1994
through  September 30, 1995, the Company has paid an aggregate
$46.8 million to acquire 1,309,700 shares of Common Stock, $46.6 million in 1995.  Such purchases were funded in part by the
Railroad's payment of $35 million to the Company under the special
$60 million dividend which was declared in 1994 and will be paid
as requested by the Company.   Further purchases are dependent on
market conditions, the economy, cash needs and alternative investment opportunities. The Board intends to review the level of stock repurchases annually.

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

     The Company is aware of approximately 25 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up.  The Company anticipates annual costs covering the investigation and remediation of those sites to be approximately $3 million.  Additionally, remediation of
environmental spills resulting from derailments and day-to-day operations are expensed currently. For the nine months ended
September 30, 1995, a total of $4.3 million has been paid for all
environmental sites or situations.   Furthermore, recent amendments to
the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1995, the Company estimated the probable range of its estimated liability to be $13 million to $50 million and in accordance with SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount has not been reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

     In October 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards N0. 123 - Accounting for Stock-Based Compensation " (SFAS 123). SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements. The required disclosures are effective for financial statements for fiscal years begiining after December 15, 1995. Disclosures for fiscal years beginning after December 15, 1994 will also be required if such year is presented with a later fiscal year. Early adoption of SFAS 123 is not anticipated.

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





Date: November 2, 1995

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit                                           Sequential
 No.              Description                      Page No.



 11        Computation of Earnings Per Share          E-1