Form 10-K
period 1995-12-31
ILLINOIS CENTRAL CORP
filed 1996-03-12
CIK 859119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 11, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,602 million. For purposes of the foregoing statement only, directors and executive officers of the registrant have been assumed to be affiliates.

     As of March 11, 1996, there were 40,950,154 shares of the registrant's common stock outstanding. On March 14, 1996 the effective date of a 3-for-2 stock split, there will be approximately 61.4 miilion shares outstanding.

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

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES
                                     FORM 10-K

                           Year Ended December 31, 1995

                                       INDEX

PART I
                                                        10-K Page

  Item 1.    Business                                        3
  Item 2.    Properties                                     10
  Item 3.    Legal Proceedings                              14
  Item 4.    Submission of Matters to a Vote of Security
              Holders                                       14
  Item 4A.   Executive Officers of the Registrant           15

PART II

  Item 5.    Market for the Registrant's Common Equity and
              Related Stockholder Matters                   17
  Item 6.    Selected Financial Data                        17
  Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    19
  Item 8.    Financial Statements and Supplementary Data    27
  Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure        27

PART III

  Item 10.   Directors and Executive Officers of the
              Registrant                                    28
  Item 11.   Executive Compensation                         28
  Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                         28
  Item 13.   Certain Relationships and Related
              Transactions                                  28

PART IV

  Item 14.   Exhibits, Financial Statement Schedules and
              Reports on Form 10-K                          29

SIGNATURES                                                  30

                               PART I

Item 1.  Business Background

   Illinois Central Corporation (the "Company"), was incorporated under the laws of Delaware on January 27, 1989. The Company, through its wholly-owned subsidiary, Illinois Central Railroad Company (the "Railroad") traces its origin to 1851, when the Railroad was incorporated as the nation's first land grant railroad. Today, the Railroad operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily carrying chemicals, coal and paper north, with coal, grain and milled grain products moving south along its lines. In addition to the Railroad, the Company's other direct subsidiary conducts railroad related financing operations.

   The principal executive office of the Company is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

The 1992 Four-Year Growth Plan and Plan2000

   In the fall of 1992, the Company announced a four-year growth plan designed to increase revenues $100 million to $647 million, reduce the operating ratio four percentage points to 66.7% and reduce interest expense $10 million to $34 million. By December 31, 1994, the Company had achieved the operating ratio and interest expense reduction goals. Therefore, in the spring of 1995, the Company developed and announced Plan2000. This new plan is designed to build on the success of the
1992 plan and position the Company for the next century.   Plan2000
calls for (i) revenue to grow from the 1994 base of $594 million to $800 million by the end of 1999, (ii) the continued reduction of the operating ratio to below 60%, and (iii) a Long-Term Equity Enhancement Program of increased dividends and share repurchases.

   As of December 31, 1995, following revenue increases of 3.1%, 5.2% and 8.4% in 1993, 1994 and 1995, respectively, revenue was 17.6% higher than 1992 and only $3 million below the original four year $100 million target. The 1995 revenue of $644 million is slightly ahead of the 1995 target specified in Plan2000. Contributing to the revenue growth since 1992 were gains in intermodal (57.7%), grain and grain mill (22.9%), and chemicals (14.4%), despite a decline in coal (.6%).

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments."

Commodities and Customers

   The Railroad's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products and other commodities. In 1995, two customers each accounted for approximately 6% of revenues (no other customer exceeded 5%) and the ten largest customers accounted for approximately 35% of revenues.

   In 1995, approximately 71% of the Railroad's freight traffic originated on its own lines, of which approximately 22% was forwarded to other carriers. Approximately 16% of the Railroad's freight traffic was received from other carriers for final delivery by the Railroad, and the balance of approximately 13% represented bridge or through traffic.

   In order to address more effectively the diversity of the Company's customer base, the Railroad's marketing department was re-organized in late 1995 into two major groups - Bulk and Consumer Products. The Bulk group is responsible for coal, chemicals and grain products. The Consumer group covers forest products, intermodal and metals. The formation of separate units enables a fully integrated sales and marketing effort. Specialization allows employees to anticipate and respond to customer needs more quickly, and to establish business relationships with new shippers. These new units work with current and prospective customers to develop customized shipping solutions. Management believes that this commitment to improved customer service will enhance relations with shippers.

   The respective percentage contributions by principal commodity group to the Railroad's freight revenues and revenue ton miles during the past five years are set forth below:

   Contributions to Total Freight Revenues by Commodity Group
 Commodity
 Group            1995    1994     1993     1992     1991
Chemicals         25.3 %  24.8%    25.0%    24.3%    24.5%
Coal              14.0    15.2     12.8     15.3     15.0
Grain             14.4    10.2     14.0     12.2     11.7
Paper             12.9    12.2     12.4     12.1     11.2
Grain mill &
 food products     9.1     8.5      9.8      8.8      8.7
Intermodal         7.9     6.6      5.4      5.4      5.2
All other         16.4    22.5     20.6     21.9     23.7
Total            100.0%  100.0%   100.0%   100.0%   100.0%

Contribution to Revenue Ton Miles by Commodity Group

Commodity
 Group           1995       1994      1993       1992      1991
Chemicals       14.6%      15.8%     15.9%      15.1%     16.0%
Coal            20.8       24.0      15.1       18.2      17.0
Grain           26.8       20.0      27.9       27.3      27.7
Paper            9.0        9.8       9.6        9.0       8.4
Grain mill &
 food products   9.8        9.3       9.9        9.0       8.3
Intermodal       5.5        5.5       3.7        3.1       2.9
All other       13.5       15.6      17.9       18.3      19.7
Total          100.0%     100.0%    100.0%     100.0%    100.0%

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

Operating Statistics

     Set forth below is certain information relating to the Railroad's freight traffic during the past five years:

                   1995    1994      1993       1992       1991
Carloads
(in  thousands)     957     915       848        852        866
Freight train
 miles(in
 thousands)(1)    7,758   7,179     5,659      5,149      5,445
Revenue ton miles
 of freight
 traffic (in
  millions)(2)   24,635  21,160    20,334     18,734     19,357
Revenue tons
 per carload       74.7    76.3      79.1       76.6       79.0
Average length
 of haul(in miles)  328     286       293        284        286
Gross freight
 revenue per
  ton mile(3)     $.025  $ .027    $ .027     $ .029     $ .028
Net freight ton
 miles per
 average route
 mile(in millions)  9.3     7.9       7.5        6.8        7.0
Gallons per ton
 mile(4)         .00234  .00248    .00251     .00269     .00276
Active
 locomotives        333     328       322        331        361
Track resurfacing
 (miles)          1,360   1,397     1,293      1,465        940
Percent re-
 surfaced         32.2%   33.0%     29.8%      32.0%       19.6%
Ties laid in
 replacement
 (including
  switch ties)  408,760 346,994   323,764    296,536     255,283
Slow order
 miles           209.76  275.79    152.32     135.42      194.62

  1 Freight train miles equals the total number of miles traveled by the Railroad's trains in the movement of freight.
  2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
  3 Revenue per ton mile equals net freight revenue divided by revenue ton miles of freight traffic.
  4 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.


     The following tables summarize operating expense-to-revenue ratios of the Company for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Surface Transportation Board ("STB") functional groupings.

     Ratio               1995    1994    1993    1992    1991

Operating (1)            64.2%  66.3%   68.2%   70.7%    73.5%
Labor and fringe
 benefits                30.3   31.0    31.1    32.0     32.4
Leases and car hire       7.2    8.2    11.9    12.6     13.6
Diesel fuel               5.2    5.3     5.4     5.5      6.0
Materials and
 supplies                 5.4    6.0     6.2     5.8      5.5
Depreciation and
 amortization             5.3    4.6     4.2     4.4      3.8
Casualty, insurance
 and losses               2.7    4.0     3.8     4.8      7.2
Other taxes               2.8    3.0     2.9     2.4      1.9
Other                     5.3    4.2     2.7     3.2      3.1

                         1995   1994    1993    1992      1991

Operating (1)           64.2%  66.3%   68.2%    70.7%    73.5%
Transportation(2)       28.0   28.9    29.6     31.6     34.8
Maintenance of way (3)   7.8    7.7     7.2      7.0      6.4
Maintenance of
 equipment (4)          18.9   19.2    20.7     22.5     23.9

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

Employees; Labor Relations

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further because of the increasing proportion of retired employees receiving benefits relative to the shrinking number of working employees.

     Labor relations in the railroad industry is subject to extensive governmental regulation under the Railway Labor Act. Railroad employees are also covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

     Approximately 90% of all Railroad Employees are represented by a union. Prior to 1994, the Railroad had been a party to several national collective bargaining agreements which, until 1994, established the wages and benefits of its union workers. These agreements became subject to renegotiation beginning November 1, 1994, when bargaining notices were filed; however, cost of living allowance provisions and other terms in each agreement continue until new agreements are reached. Beginning in late 1994, the Railroad began negotiating separate distinct agreements with each of its eleven unions on a local basis. To date, eight unions, representing 42% of the Railroad's represented workforce, have ratified agreements which cover wages and work rule issues through 1999. During the term of these agreements wages will rise approximately 3%-4% per year on average. In reaching these agreements, approximately $1.2 million was paid in signing bonuses. It is too early to determine if separate agreements will be reached with the other crafts, although on November
10, 1995, a tentative agreement was reached with the United
Transportation Union ("UTU"), subject to membership ratification. This agreement represented a significant change in the basis of paying operating employees, with an hourly wage system replacing a mileage-based system. On February 28, 1996, the Company was notified by the UTU that its members had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with this agreement. The Company will seek the counsel of the National Mediation Board who facilitated the agreement in November. The following table shows the average annual employment levels of the Railroad:

                                  1995   1994   1993   1992   1991
Total employees                  3,268  3,250  3,306  3,421  3,611

   A substantial portion of the decline from the 1992 level is the result of a separate agreement between the Railroad and the UTU, reached in November 1991. This agreement permits the Railroad to reduce the size of all crews on all trains operated. In accordance with this agreement, 158 crew members were severed at a cost of $9.6 million to date. The current crew size of approximately 2.74 is not expected to change significantly.

   Management believes that over the next several years attrition and retirements will be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with Plan2000. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - CCP Holdings, Inc. Acquisition."

Regulatory Matters; Freight Rates; Environmental Considerations

   The Railroad is subject to significant governmental regulation by the STB and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

   The jurisdiction of the STB encompasses, among other things,rates charged for certain transportation services, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services.

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

   The Company is and will continue to be subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. Inherent in the operations and real estate activities of the Company and other railroads is the risk of environmental liabilities. See Item
2. "Properties - Environmental Conditions" for discussion of sites on which the Company currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation. The EPA is expected to propose regulations limiting locomotive emissions which may significantly increase the purchase price or operating expense of locomotives. Additional expenditures by the Company may be required in order to comply with existing and future environmental and health and safety laws and regulations or to address contaminated sites which may be discovered.

Competition

   The Railroad faces intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the quality and reliability of the service provided and the rates charged. Declining fuel prices disproportionately benefit trucking operations over railroad operations. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 300 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate modes of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect the Company's competitive position.

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

   Most of the Railroad's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of the Railroad. To date, such consolidations have not had a material adverse impact on the Railroad's operation or financial results, but continued consolidation could limit Railroad's access to shippers.

Liens on Properties

   Most of the locomotives and rail cars owned by the Company's financing/leasing subsidiaries are subject to liens.

Liability Insurance

   The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $345 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

   System. As of December 31, 1995, the Railroad's total system consisted of approximately 4,600 miles of track comprised of 2,700 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. The Railroad owns all of the track except for 190 miles operated by agreements over track owned by other railroads.

   Track Structures. During the five years ended December 31, 1995, the Railroad has spent $394.5 million on track structure to construct and maintain its rail lines, as follows ($ in millions):

                                Capital
                           Expenditures   Maintenance            Total

      1995                    $  66.9      $  33.5              $100.4
      1994                       63.2         29.1                92.3
      1993                       50.3         25.1                75.4
      1992                       46.4         23.0                69.4
      1991                       36.3         20.7                57.0

           Total               $263.1       $131.4              $394.5

  These expenditures concentrated primarily on track roadway and bridge rehabilitation over the last four years. Approximately, 1,400 miles of road were resurfaced in each of the last three years. During 1994 and 1993, approximately $11.4 million was spent to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control ("CTC"). In 1992 through 1994, a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis. Expenditures in 1991 benefited from the use of reclaimed rail, cross ties, ballast and other track materials from the second main line when the Railroad's double-track mainline was converted to a single-track mainline with CTC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of future capital expenditures.

       Fleet. The Company's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years purchases of 59 used SD-40-2's and 20-new SD-70's have enabled the Railroad to replace older, lower horsepower and less efficient locomotives. The SD-70's, acquired in 1995, replaced 31 older smaller locomotives. These locomotives are owned by the Company's financing/leasing subsidiaries and are leased to the Railroad.

       These acquisitions were part of an equipment program implemented in 1993, to increase ownership of its equipment. The program includes lease conversions whereby equipment is acquired outright or leased under more favorable lease terms by the Company. To date, the conversion program has involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $24.7 million of capital leases were recorded in 1994. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

       Approximately 1,800 of the Company's financing/leasing subsidiaries cars acquired are leased to the Railroad as well. The remaining cars are leased to other non-affiliated companies. When those leases expire, the Railroad has first right of refusal to lease the equipment. As these cars are leased to the Railroad other leased equipment will be returned to the independent, third-party lessors or short-term car hire agreements will be terminated.

       The third segment of the equipment program was a significant upgrade of the highway trailer fleet used in intermodal service. In 1992 all old leased trailers, approximately 880, were replaced with 800 newly built trailers. To further address expanded intermodal volume, another 100 trailers were added in 1994.

  During 1994 the Railroad repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until the Railroad anticipates it will need the equipment for its expansion.

  The following is the overall fleet at December 31:

Total Units:             1995       1994     1993   1992    1991
Locomotives (1)           397        417      468    449     470
Freight cars           15,872     16,498   16,634 15,877  16,381
Work equipment            654        625      745    902     881
Highway trailers          898        898      898    203     124

1 Approximately 56 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. The Railroad sold 40, 48, 23 and 66 surplus locomotives in 1995, 1994, 1993 and 1992, respectively. The active fleet is 333 as of December 31, 1995.

       The components of the fleet by subsidiary and in total for 1995 and in total for 1994 are shown below:

                    Leasing
                    Subsid-
                    iaries         Railroad(3)        1995   1994
Description         Total   Owned(2)  Leased  Total  Total  Total

Locomotives:

  Multi-purpose        79      215        18    233    312    325
  Switching             -       63        22     85     85     92
   Total               79      278        40    318    397    417

Freight Cars:
 Box (general
  service)          1,126      261        94    355  1,481  1,462
 Box (special
  purpose)            384    2,577        50  2,627  3,011  3,101
 Gondola                -      910       518  1,428  1,428  1,362
 Hopper (open top)    439    2,110     1,738  3,848  4,287  4,717
 Hopper (covered)       -    2,930       624  3,554  3,554  3,732
 Flat                   -      239       466    705    705    780
 Other                  -    1,167       239  1,406  1,406  1,344
  Total             1,949   10,194     3,729 13,923 15,872 16,498
 Work Equipment                654         -    654    654    625
 Highway trailers                -       898    898    898    898

     1 In addition, approximately 1,630 freight cars were being used by the Railroad under short-term car hire agreements.
     2    Includes 59 locomotives and 1,722 freight cars under
          capital leases.
     3    Excludes equipment listed under Leasing Subsidiaries.

Environmental Conditions

     The Railroad faces potential environmental cleanup costs associated with approximately 30 contaminated sites and various fueling facilities for which a total of $13 million has been reserved as of December 31, 1995. The most significant of those sites are described below.

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

Waste Oil Generation

     The Railroad has been identified as a Potentially Responsible Party ("PRP") at three sites where waste oil was allegedly processed and disposed. In each instance, the Railroad is alleged to have generated some of the waste oil, and in each the Railroad believes any contribution it may have made to the site contamination is de minimis.

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

In the Matter of Illinois Central Railroad Company, et al.,
Tennessee Division of Superfund No. 94-0187

     The Tennessee Department of Environment and Conservation has issued a Remedial Order requiring cleanup by the Railroad and the current owners of a site in Jackson, Tennessee. The Railroad operated a rail yard and locomotive repair facility at the site. Trichloroethylene ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. The Railroad has commenced a remedial investigation and feasibility study of the site, and expects to cooperate with the agency and other PRP's to conduct any necessary clean-up activities.

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

      Name            Age              Position(s)

Gilbert H. Lamphere    43   Chairman of the Board of Directors
E. Hunter Harrison     51   President and Chief Executive
                             Officer, Director
John D. McPherson      49   Senior Vice President - Operations
Donald H. Skelton      52   Senior Vice President - Marketing and Sales
James M. Harrell       43   Vice President - Human Resources
David C. Kelly         51   Vice President - Maintenance
Ronald A. Lane         45   Vice President and General Counsel and Secretary
Dale W. Phillips       41   Vice President and Chief Financial Officer
John V. Mulvaney       45   Controller

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

        Mr. Skelton was elected Senior Vice President-Marketing and Sales of the Company and the Railroad in January 1996. In
January 1996 he was elected a Director of the Railroad. He joined the Company and the Railroad as Vice President Marketing and Sales in October 1994. He was previously employed by Mark
VII Transportation and as an independent consulting specialist in international transportation. From 1987 to 1993 he was employed by the Atchison, Topeka and Santa Fe Railway Company holding various executive positions including Vice President Marketing and Sales and Vice President International/Domestic Customer Development.

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

        Mr. Phillips was appointed to his present position in the Company and the Railroad in April 1990. He also serves as a Director of the Railroad. Mr. Phillips also serves as a director of Rail Association Insurance, Ltd.

        Mr. Mulvaney joined the Company and the Railroad as Controller in June 1990.

        No family relationship exists among the officers of the Company or the Railroad.

        On December 31, 1995, Mr. Gerald F. Mohan, Senior Vice
President-Marketing retired after over 35 years of service. He was replaced by Mr. Skelton.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

        The Common Stock is listed on the New York Stock Exchange, Inc. under the symbol "IC."

        The following table sets forth, for the periods indicated,
(i) the high and low sale prices of the Common Stock as reported on the New York Stock Exchange Composite Tape and (ii) the per share amount of dividends paid. The following table has been restated to give effect to a 3-for-2 stock split declared in January 1996.

                               Stock Price     Dividends
                              High      Low    Per Share
       1993
     First Quarter         $18.167  $15.750      $  .10
     Second Quarter         20.083   16.917         .10
     Third Quarter          21.833   17.750         .11
     Fourth Quarter         24.000   19.500         .11

       1994
     First Quarter         $25.750  $21.583      $  .14
     Second Quarter         25.250   20.333         .14
     Third Quarter          21.167   19.550         .14
     Fourth Quarter         21.000   19.083         .14

       1995
     First Quarter         $23.500  $20.500      $  .17
     Second Quarter         23.750   21.833         .17
     Third Quarter          28.000   23.000         .17
     Fourth Quarter         28.667   24.500         .17

       1996
     First Quarter (through
       March 11, 1996)     $26.417  $23.667      $  .19


     As of March 11, 1996, there were approximately 25,000 stockholders based on estimates of beneficial ownership. The closing price of the Common Stock as reported on the New York Stock Exchange Composite Tape on March 11, 1996 was $39.125 per share.

Item 6.  Selected Financial Data

     The following table sets forth selected historical consolidated financial data of the Company for the five years ended December 31, 1995, all derived from the consolidated financial statements of the Company which were audited by Arthur Andersen LLP. This summary should be read in conjunction with the consolidated financial statements included elsewhere in this Report and the schedules and notes thereto.

                SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  ($ in millions, except share data)
                     Years Ended December 31,
                         1995     1994      1993     1992     1991
 Income Statement Data:
 Revenues              $643.8   $593.9    $564.7  $547.4    $549.7
 Operating expenses
  before special charge 413.3    393.6     385.2   387.0     404.1
 Special charge             -        -         -     8.9         -
 Operating income       230.5    200.3     179.5   151.5     145.6
 Other income (expense),
  net                    (0.2)     1.0       1.7     2.0       5.7
 Interest expense, net  (29.5)   (28.4)    (33.1)  (43.6)    (55.1)
 Income before income
   taxes, extraordinary
   item and cumulative
   effect of changes in
   accounting
   principles           200.8    172.9      148.1  109.9      96.2
 Provision for income
  taxes                  71.0     59.0       56.4   37.4      30.8
 Income before extra-
  ordinary item and
  cumulative effect
  of changes in
  accounting principles 129.8    113.9       91.7   72.5      65.4
 Extraordinary item,
  net                   (11.4)       -      (23.4)     -         -
 Cumulative effect of
  changes in accounting
  principles                -        -       (0.1)  23.4         -
 Net income            $118.4   $113.9      $68.2  $95.9      65.4

 Income per share (1):
  Before extraordinary
  item and accounting
  changes             $  2.06  $  1.78     $ 1.43 $ 1.13    $ 1.09
   Extraordinary item   (0.18)       -      (0.36)     -         -
  Accounting changes        -        -          -   0.37         -
  Net income per
   share            $    1.88  $  1.78     $ 1.07 $ 1.50    $ 1.09

 Weighted average number of
    common shares out-
    standing (in thousands)
    (1)                62,885   64,089     64,020 63,900    59,745

 Cash dividends declared per
    common share (1)   $  .70    $ .59      $ .46  $ .33         -

 Operating ratio (2)     64.1%    66.3%     68.2%   70.7%     73.5%



                                      Years Ended December 31,
                         1995     1994    1993     1992     1991

 Balance Sheet Data:
 Total assets        $1,404.2 $1,308.7 $1,258.7 $1,206.1 $1,183.5
 Long-term debt         383.6    328.6    360.3  367.3      413.5
 Stockholders' equity   470.1    454.1    377.4  338.8      260.3
 Working capital
  (deficit)             (76.1)   (65.4)   (32.4)  (2.9)      (3.4)

1. Restated to give effect to a 3 for 2 stock split declared in January 1996, amount for the year 1991 also has been restated to give effect to a 3 for 2 stock split effective in February 1992.
2. Operating ratio is the ratio of operating expenses before special charge to operating revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

1992 Four-Year Growth Plan and Plan2000

       In the fall of 1992, the Company announced a four-year growth plan designed to increase revenues $100 million to $647 million, reduce the operating ratio four percentage points to 66.7% and reduce interest expense $10 million to $34 million. By December 31, 1994, the Company had achieved the operating ratio and interest expense reduction goals. Therefore, in the spring of 1995, the Company developed and announced Plan2000. This new plan is designed to build on the success of the
1992 plan and position the Company for the next century.   Plan2000
calls for (i) revenue to grow from the 1994 base of $594 million to $800 million by the end of 1999, (ii) the continued reduction of the operating ratio to below 60%, and (iii) a Long-Term Equity Enhancement Program of increased dividends and share repurchases.

       As of December 31, 1995, following revenue increases of 3.1%, 5.2% and 8.4% in 1993, 1994 and 1995, respectively, revenue was 17.6% higher than 1992 and only $3.6 million below the original four year
$100 million target. The 1995 revenue of $644 million is slightly ahead of the 1995 target specified in Plan2000. Contributing to the revenue growth since 1992 were gains in intermodal (57.7%), grain and grain mill (22.9%) and chemicals (14.4%), despite a decline in coal (.6%).

       Plan2000 was developed primarily as a management tool and is subject to factors and assumptions which could impact on its achievability. The most significant risks that could impact Plan2000 are its economic assumptions, the haulage agreement with the Southern Pacific Railroad ("Southern Pacific") and export grain demand. The plan assumes industrial production will rise, an average 2.8% in each year 1996 through 1999 with a soft landing of 2.4% in 1997. Historically, the Company's growth excluding coal and export grain, which are not affected by industrial production, has been 50% to 60% of industrial production. Plan2000 assumes the historical trend will continue. As to the Southern Pacific, intermodal haulage between Memphis and Chicago is expected to remain in excess of 30,000 units annually. However, the Southern Pacific and the Union Pacific Railroad have indicated that this business will be re-evaluated following their merger. Unlike the very low 1994 level and the unusually strong
1995 grain traffic levels, Plan2000 expects export grain traffic will be closer to the historical norm.

Local Union Agreements

       In 1994 the Company began to negotiate separate distinct agreements with each of its eleven unions on a local basis effectively withdrawing from the traditional pattern of bargaining on a national basis with the other railroads. To date eight unions, representing 42% of the Railroad's union workforce, have ratified agreements which cover wages and work rule issues through 1999. These agreements provide wage increases of 3%-4% per year on average. Upon ratification, signing bonuses of $1.2 million were paid.

       In November 1995, the Company and the United Transportation
Union ("UTU") entered into a tentative agreement subject to membership ratification. This agreement represented a significant change in the basis of paying operating employees, with an hourly wage system replacing a mileage-based system. On February 28, 1996, the Company was notified by the UTU that its members had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with this agreement. The Company will seek counsel of the National Mediation Board who facilitated the agreement in November.

CCP Holdings, Inc. Acquisition

       On January 17, 1996, the Company announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, and the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. The Company expects to fund the acquisition using funds from its existing line of credit and the proceeds of public debt issued by the Railroad. The Railroad will transfer the funds to the Company via a combination of dividends and intercompany loans. The purchase will not close until required regulatory approval from the Surface Transportation Board is obtained, which is expected by no later than September 1996.

       The Company will account for the transaction as a purchase. The total purchase price is subject to various potential adjustments for up to one year after the closing date.

       CCP Holdings, Inc., principal subsidiaries are the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad (CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holdings, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 million at December 31, 1995.

Railroad Industry Mergers

       During 1995, the merger of the Burlington Northern Railroad and the Sante Fe Railway and the merger of the Union Pacific Railroad and the Chicago and NorthWestern Railroad were completed and the intended acquisition of the Southern Pacific by the Union Pacific Railroad was announced. These consolidations have the potential to increase competition in the Railroad's service territory. To date, the impact on the Railroad's operation or financial results has not been material, but continued consolidations could limit the Railroad's access to shippers.

Stock Split

       On January 25, 1996, the Board declared a 3-for-2 stock split in the form of a stock dividend to holders of record on February 14, 1996. New certificates will be issued March 14, 1996. Fractional shares will be settled in cash at a rate of $25.96 per share. When certificates are issued, the approximate 41.0 million shares outstanding will increase to approximately 61.4 million. All share counts, options outstanding, option prices and per share information presented in this annual report have been restated to reflect the 3-for-2 split as if it had occurred at the beginning of the earliest period presented.

Results of Operations

       The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements.

1995 Compared to 1994

       Revenues for 1995 increased from the prior year by $49.9 million or 8.4% to $643.8 million. The increase was a result of a 4.6% increase in carloadings coupled with a 2.1% increase in the average freight revenue per carload. In 1995, the Company experienced increased carloadings in intermodal (31.2%), grain and grain mill products (13.2%), paper (6.4%) and chemicals (4.1%), partially offset by decreased loadings in coal (11.9%).

       Operating expenses for 1995 increased $19.7 million or 5.0%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1995 over 1994. Depreciation expense was higher in 1995 because of the Company's increased ownership of equipment. Other expenses, which include joint facilities, net and equipment related expenses, increased $9.3 million. Partially offsetting the increased expenses was a $2.1 million decrease in lease and carhire expense and decreased casualty, insurance and loss expense ($6.3 million) reflecting the Company's emphasis on safety and improved claims experience.

       Operating income for 1995 increased $30.2 million or 15.1% to $230.5 million for the reasons cited above.

       Net interest expense of $29.5 million for 1995 increased 3.9% compared to $28.4 million in 1994. Increased debt burden primarily associated with equipment additions and stock repurchases account for the increase in interest expense. Results for 1995, also reflect the issuance of lower coupon debt in connection with the prepayment of the Railroad's $160 million Senior Notes at face value, plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after tax.
See "-Liquidity and Capital Resources."

       Net income was further affected by a $4.3 million after tax gain on the resolution of prior period tax issues.

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

       Operating expenses for 1994 increased $8.4 million or 2.2%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1994 over 1993. Depreciation expense was higher in 1994 because of the Company's shift to ownership of equipment from leasing. Other expenses, which include property and franchise taxes, casualty and environmental accruals, joint facilities, net and equipment related expenses, increased $9.9 million. Partially offsetting the increased expenses was a $18.7 million decrease in lease and car hire expense which resulted from the Company's shift from leasing to owning, more effective turnaround of cars and lower export grain.

       Operating income increased $20.8 million or 11.6% to $200.3 million for the reasons described above.

       Net interest expense for 1994 decreased 14.2% ($4.7 million) to $28.4 million compared to $33.1 million in 1993. The sales of accounts receivable under a revolving agreement allowed the Railroad to utilize existing assets to obtain funds rather than issuing additional debt.
The expense associated with this transaction is accounted for as Other Income (Expense), Net, not Interest Expense, Net, and when coupled with paydowns of other existing debt, produced the decrease in interest expense.

       Net income was further affected by two unusual transactions. The first was the terminated merger discussions with the Kansas City Southern Railroad Company which resulted in a $2.7 million pretax charge ($1.7 million after tax), and the second was a $5.0 million after tax gain on the favorable resolution of prior period tax issues.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                      1995         1994      1993
Cash flows provided by (used for):
      Operating activities          $177.4       $205.5    $124.3
      Investing activities          (127.0)       (80.4)    (89.0)
      Financing activities           (69.6)      (111.6)    (59.2)
       Net change in cash and
        temporary cash
        investments                $ (19.2)     $  13.5   $ (23.9)

      Cash from operating activities in 1995, 1994 and 1993 was primarily net income before depreciation, deferred taxes, extraordinary item and the cumulative effect of changes in accounting principles, and 1994 was also affected by the sales of accounts receivable. A significant source of cash in 1993 ($6.3 million) was the realization of settlement proceeds with numerous insurance carriers in connection with asbestos and hearing loss casualty claims. Most of the settlements were for prior claims but some cover future claims related to prior periods. As part of the settlements, the Railroad agreed to release the carriers from liability for future hearing loss claims. In 1995 and 1994, the Railroad received $1.1 million and $.5 million, respectively.

      Additions to the property were as follows ($ in millions):

                                    1995        1994     1993

Communications and signals       $  10.7      $ 13.8   $  5.6
Equipment-rolling stock             61.5        28.3     42.9
Track and bridges                   47.0        44.7     36.6
Other                                9.6         3.3      5.6
     Total                        $128.8      $ 90.1    $90.7

     In 1995, equipment purchases include $25.9 million for 20 new SD-70 locomotives placed in service in the fourth quarter. In 1993, the Company purchased 21 used SD-40-2 locomotives and 1,522 freight cars. In 1994, Other includes $3.0 million for intermodal facility rehabilitation in Memphis. In 1995, 1994 and 1993 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Company's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $5.4 million, $8.2 million, and $5.3 million in 1995, 1994 and 1993, respectively.

     The Company anticipates that capital expenditures for 1996 will be approximately $145 million of which $83 million of base expenditures will concentrate on track maintenance (i.e., renewal of track
structures such as bridges) and freight car upgrades.   Approximately
$20 million will be incurred to expand the Company's intermodal facility in Chicago to service Canadian National Railway. Another $32 million will be spent to construct a bulk transfer facility along the Mississippi River in Louisiana. These expenditures are expected to be met from current operations or other available sources.

     The aforementioned capital expenditures excludes the January 1996 announcement of the acquisition of CCP Holdings, Inc. for $125 million cash and assumption of debt and capital lease obligations. See
"-Significant Developments."

     Since 1990, a major financial goal has been to reduce leverage, expand funding sources, lower funding costs and obtain upgraded credit ratings from the debt rating services. Some of the steps taken have included replacing high-coupon public debt with private debt and public debt with lower interest rates, renegotiating existing bank credit agreements, obtaining separate unsecured credit lines for the Company and the Railroad, selling accounts receivables and initiating (in 1993) and expanding (in 1995) a commercial paper program.

     Under the Railroad's commercial paper program a total of $150 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At December 31, 1995, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively, and $57.0 million was outstanding. For the year the rates ranged from 5.90% to 6.60%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At December 31, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $3.2 million for the year ended December 31, 1995.

     In April 1995, the Railroad concluded negotiations with its bank lending group whereby the Railroad's Revolver was amended and restated, for the third time since becoming unsecured in September 1993, to a $250 million revolver expiring in 2000. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 17 basis points and borrowings under this agreement are at Eurodollar offered rate plus 32.5 basis points. This amended facility replaced the $150 million revolver due in 1999. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1995, the $250 million was limited to $192.1 million because $57.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued.

     The Company has $50 million 364-day floating-rate revolving loan agreement which charges a 17.5 basis point annual facility fee and LIBOR plus 40.5 basis points on any borrowings, and expires in August 1996. No amounts have been drawn upon during 1995. The Company's financing/leasing subsidiaries have approximately $11.4 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991 and 1,522 freight cars in 1993.

     The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.
Additionally, the Company believes it and its primary subsidiary the Railroad have access to the public debt market if needed.

     Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at December 31, 1995, and management does not anticipate any difficulty in maintaining such compliance.

    Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to the Company of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At December 31, 1995, the Railroad's tangible net worth exceeded the required level by approximately $71.9 million. In January 1996, the Railroad declared and paid a dividend of $12.0 million to the Company.

     In 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% non-callable 10 year-notes due May 2005 and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax ($.18 per share). The line of credit borrowings were replaced with the proceeds of Medium-Term Notes ("MTN"). The MTN's expire as follows: $20 million (coupon 6.27%) in 1998, $30 million (coupon 6.83%) in 2000, and $50 million (coupon 6.98%) in 2007.

     In 1993, a $23.4 million extraordinary loss, net of $12.6 million in tax benefits, was incurred in connection with the Railroad's tender offer for its $145 million 14 1/8% Senior Subordinated Debentures ("Debentures") and the costs associated with calling the Debentures.
In connection with the tender offer for the Debentures, the Railroad issued $100 million of 6.75% non-callable, 10-year notes due 2003 and irrevocably placed funds with a trustee to cover principal, a 6% premium and interest through the first call date of October 1, 1994, for the untendered Debentures.

    The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 65% of the Railroad's short-term diesel fuel requirements through June 1996 and 17% for the period July 1996 through June 1997 are protected against significant price changes. See Note 7 of the Notes to Consolidated Financial Statements.

     The Company has paid approximately $6 million, $6 million and $8 million in 1995, 1994, and 1993, respectively, for severance, lump sum signing awards and other costs associated with the various agreements signed in 1994, 1992 and 1991. The previously announced agreement with the United Transportation Union covering wages and work rule issues through 2000 failed to ratify. See "- Significant Developments." As the Company continues to negotiate with its remaining operating unions on a local level, agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Long-Term Equity Enhancement Program

     The Company paid its sixteenth consecutive quarterly cash dividend on January 9, 1996. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors. At December 31, 1995, the Railroad exceeded its tangible net worth covenant by $71.9 million.

     During 1995, the Company completed the $60 million stock repurchase program acquiring 2,475,000 shares in open market transactions. While intended to be an annual component of the Long-Term Equity Enhancement Program, the Board concluded that alternative funding needs, most notably the acquisition of CCP Holdings, Inc., the expansion of the intermodal facility in Chicago and the construction of a bulk transfer facility in Louisiana warranted the suspension of share repurchases for 1996. The Board intends to review the level of stock repurchase annually.

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

     The Company is aware of approximately 30 contaminated sites and various fueling facilities at which it is probably liable for some portion of the clean-up. The Company paid approximately $6.3 million in 1995 toward the investigation and remediation of those sites, and anticipates future expenditures of between $1 million and $2 million annually. Furthermore, recent amendments to the Clean Air Act require the Environmental Protection Agency to promulgate regulations restricting the level of pollutants in locomotive emissions which could impose significant retrofitting requirements, operational inefficiencies or capital expenditures in the future.

     For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1995, the Company estimated the probable range of its estimated liability to be $13 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The statement is effective for fiscal year beginning after December 15, 1995. The Company is reviewing this statement to determine its impact, if any. Early adoption is not anticipated.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement applies to financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which this Statement is initially adopted for recognizing compensation cost, which ever comes first. The Company is currently evaluating the impact, if any, this statement will have on its reported results.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 32 of this Report.

Item 9.  Changes in and Disagreement with Accountants in Accounting
            Financial Disclosures
                                       NONE

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

     The information required by these items is incorporated by reference to the sections of the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission on or before March
19, 1996) entitled Nominees for Election as Class II Directors who would hold office until 1999, Class III Directors continuing in office until 1997, Class I Directors continuing in office until 1998, Committees of the Board of Directors, Compensation of Executive Officers and Directors, Ownership of Common Stock and Certain Transactions-Certain Transactions and General-Compliance with the Securities Exchange Act. However, the Compensation Committee Report and the Performance Graph are specifically not incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.    Financial Statements:

          See Index to Consolidated Financial Statements on page 32 of this Report.

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

          During the fourth quarter of 1995 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

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

                          ILLINOIS CENTRAL CORPORATION

                       By:  /s/ DALE W. PHILLIPS
                                Dale W. Phillips
                   Vice President and Chief Financial Officer
                         Date: March 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                   Title(s)                 Date


/s/ GILBERT H. LAMPHERE  Chairman of the Board     March 11, 1996
    Gilbert H. Lamphere  and Director


/s/ E. HUNTER HARRISON   President and Chief       March 11, 1996
    E. Hunter Harrison    Executive Officer
                          (principal executive
                           officer), Director

/s/ DALE W. PHILLIPS     Vice President            March 11, 1996
    Dale W. Phillips     and Chief Executive
                         Officer (principal
                         financial officer)

/s/ JOHN V. MULVANEY     Controller                March 11, 1996
    John V. Mulvaney     (principal
                          accounting officer)

/s/  THOMAS A. BARRON    Director                  March 11, 1996
     Thomas A. Barron

/s/  GEORGE D. GOULD     Director                  March 11, 1996
     George D. Gould

/s/ WILLIAM B. JOHNSON   Director                  March 11, 1996
    William B. Johnson

/s/ ALEXANDER P. LYNCH   Director                  March 11, 1996
    Alexander P. Lynch

/s/ SAMUEL F. PRYOR, IV  Director                  March 11, 1996
    Samuel F. Pryor, IV

/s/ F. JAY TAYLOR        Director                  March 11, 1996
    F. Jay Taylor

/s/ JOHN V. TUNNEY       Director                  March 11, 1996
    John V. Tunney

/s/ ALAN H. WASHKOWITZ   Director                  March 11, 1996
    Alan H. Washkowitz


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

                        SUBMITTED IN RESPONSE TO ITEM 8


                        ILLINOIS CENTRAL CORPORATION
                              AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
Report of Independent Public Accountants                    F-1

Consolidated Statements of Income for the three years
ended December 31, 1995                                     F-2

Consolidated Balance Sheets at December 31, 1995 and
1994                                                        F-3

Consolidated Statements of Cash Flows for the three
years ended December 31, 1995                               F-4

Consolidated Statements of Stockholders' Equity and
Retained Income for the three years ended December 31,
1995                                                        F-5

Notes to Consolidated Financial Statements for the three
years ended December 31, 1995                               F-6

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central
Corporation:

    We have audited the accompanying consolidated balance sheets of Illinois Central Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity and retained income for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                    /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
January 25, 1996
(except with respect to
the matter discussed in
Note 18, as to which the
date is February 29, 1996)


                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                        ($ in millions, except share data)

                                  Years Ended December 31,

                                    1995      1994      1993
Revenues
                                   $643.8   $593.9   $564.7
Operating expenses:
  Labor and fringe benefits         194.8    184.2    176.0
  Leases and car hire                46.5     48.6     67.3
  Diesel fuel                        33.2     31.5     30.4
  Materials and supplies             35.0     35.6     34.9
  Depreciation and amortization      33.9     27.4     23.6
  Casualty, insurance and losses     17.4     23.7     21.5
  Other taxes                        18.2     17.6     16.4
  Other                              34.3     25.0     15.1
Operating expenses                  413.3    393.6    385.2
Operating income                    230.5    200.3    179.5
Other income (expense), net          (0.2)     1.0      1.7
Interest expense, net               (29.5)   (28.4)   (33.1)
Income before income taxes,
 extraordinary item and
 cumulative effect of changes in
 accounting principles              200.8    172.9    148.1
Provision for income taxes           71.0     59.0     56.4
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles              129.8    113.9     91.7
Extraordinary item, net             (11.4)     -      (23.4)
Cumulative effect of changes in
 accounting principles                -        -       (0.1)
Net income                         $118.4   $113.9    $68.2

Income per share:
 Before extraordinary item
  and cumulative effect of changes
  in accounting principles         $ 2.06   $ 1.78   $ 1.43
Extraordinary item, net             (0.18)       -    (0.36)
Cumulative effect of changes in
 accounting principles                  -        -        -
Net income per share               $ 1.88   $ 1.78   $ 1.07

Weighted average number of
 shares of common stock
 and common stock
 equivalents outstanding      62,885,121  64,088,609   64,019,525

The following notes are an integral part of the consolidated financial statements.

                ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                              ($ in millions)


    ASSETS              December 31, 1995       December 31, 1994

 Current assets:
    Cash and temporary
     cash investments      $    5.0            $   24.2
    Receivables, net of
     allowance for doubtful
     accounts of $2.0 in 1995
     and $2.1 in 1994          51.5                33.9
    Materials and supplies,
     at average cost           14.9                15.7
    Assets held for disposition 7.7                 9.1
    Deferred income taxes
      - current                19.1                21.8
    Other current assets        2.6                 3.3
       Total current assets   100.8               108.0

 Investments                   13.6                13.5

 Properties:
    Transportation:
     Road and structures,
      including land        1,052.1               994.9
       Equipment              225.6               165.6
    Other, principally land    41.0                40.8
       Total properties     1,318.7             1,201.3
    Accumulated depreciation  (44.0)              (30.0)
       Net properties       1,274.7             1,171.3

 Other assets                  15.1                15.9
       Total assets        $1,404.2            $1,308.7

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of
     long-term debt        $   12.4            $   11.1
    Accounts payable           56.6                54.5
    Dividends payable          11.9                10.7
    Income taxes payable        5.0                 0.9
    Casualty and freight
     claims                    24.9                24.9
    Employee compensation and
     vacations                 16.9                16.5
    Taxes other than income
     taxes                     16.3                16.2
    Accrued redundancy reserve  4.3                 6.8
    Other accrued expenses     28.6                31.8
     Total current
      liabilities             176.9               173.4

 Long-term debt               383.6               328.6
 Deferred income taxes        246.2               218.2
 Other liabilities and
  reserves                    127.4               134.4

 Contingencies and commitments (Note 15)

 Stockholders' equity:
  Common stock, par value
  $.001, authorized
  100,000,000 shares,
  64,284,846 shares
  issued and 61,425,231
  shares outstanding            0.1                 0.1
  Additional paid-in
     capital                  166.3               165.0
  Retained income             368.2               293.0
  Treasury stock
     (2,859,615 shares)       (64.5)               (4.0)
        Total stockholders'
         equity               470.1               454.1
        Total liabilities
         and stockholders'
         equity             $1,404.2           $1,308.7

 The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)

                                    Years Ended December 31,
                                  1995         1994     1993

Cash flows from operating
 activities:
 Net income                     $118.4       $113.9    $68.2
 Reconciliation of net income
  to net cash provided by (used
  for) operating activities:
   Extraordinary item, net        11.4            -     23.4
   Cumulative effect of changes
    in accounting principles         -            -      0.1
   Depreciation and amortization  33.9         27.4     23.6
   Deferred income taxes          30.7         17.4     31.9
   Equity in undistributed
    earnings of affiliates,
    net of dividends received     (0.8)        (0.4)    (0.3)
   Net gains on sales of real
    estate                        (0.1)        (2.0)    (0.8)
   Cash changes in working
    capital                       (8.0)        54.3     (0.8)
   Changes in other assets        (1.7)        (4.4)    (1.4)
   Changes in other liabilities
    and reserves                  (6.4)        (0.2)   (19.6)
   Net cash provided by operating
    activities                   177.4        206.0    124.3

 Cash flows from investing activities:
   Additions to properties      (128.8)       (90.1)   (90.7)
   Proceeds from sales of real
    estate                         2.5          3.8      1.5
   Proceeds from equipment
    sales                          2.9          4.4      3.8
   Proceeds from sales of
    investments                    0.8          2.7     (0.4)
   Other                          (4.4)        (1.2)    (3.2)
    Net cash (used for) investing
     activities                 (127.0)       (80.4)   (89.0)

 Cash flows from financing activities:
   Proceeds from issuance of
    debt                         250.0        134.7     330.8
   Principal payments on debt   (259.8)      (184.6)   (401.1)
   Net proceeds (payments)
    -  Commercial Paper           42.0        (23.1)     38.1
   Dividends paid                (41.9)       (35.7)    (27.1)
   Stock repurchases             (59.8)        (0.7)        -
   Proceeds from exercise of
    stock options and warrants     0.1            -       0.5
   Purchase of subsidiary's
    common stock                  (0.2)        (2.7)     (0.4)
     Net cash (used for)
      financing activities       (69.6)      (112.1)    (59.2)
 Changes in cash and temporary
  cash investments               (19.2)        13.5     (23.9)
 Cash and temporary cash
  investments at beginning of
  year                            24.2         10.7      34.6
 Cash and temporary cash
  investments at end of year      $5.0        $24.2     $10.7
 Supplemental disclosure of cash
  flow information:
   Cash paid during the year for:
    Interest (net of amount
     capitalized)                $32.1        $28.9     $38.4
    Income taxes                 $31.0        $42.7     $10.9

 The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity and Retained
                                      Income

                   Shares
                   (000's)         Equity ($ in millions)
                                Addition-                     Total
                                    al                         Stock-
                   Common Common Paid-In Retained Treasury  holders'
                    Stock  Stock Capital Income    Stock     Equity

Balance December
 31, 1992           64,011  $0.1  $160.8  $177.9   $   -    $338.8

Issuance of Common
 Stock:
 Exercise stock
  options               75     -     0.5                       0.5
 Restricted stock
  awards                37     -     2.8                       2.8
Stock repurchased/
 forfeited            (201)                          (3.3)    (3.3)
Dividends                                  (29.6)            (29.6)
Net income                                  68.2              68.2

Balance December 31,
 1993               63,922   0.1   164.1   216.5     (3.3)   377.4

Issuance of Common
 Stock:
 Exercise stock
  options                2     -      -                          -
Restricted stock
  awards                22     -    0.9                        0.9
Stock repurchased/
  forfeited            (31)                          (0.7)    (0.7)
Dividends                                  (37.4)            (37.4)
Net income                                 113.9             113.9
Balance December 31,
 1994               63,915   0.1 165.0     293.0     (4.0)   454.1

Issuance of Common Stock:
Exercise stock
options                  4     -     -                           -
Restricted stock
 awards                  -     -   1.3                         1.3
Stock repurchased
/forfeited          (2,494)                          (60.5)  (60.5)
Dividends                                 (43.2)             (43.2)
Net income                                118.4              118.4
Balance December 31,
 1995                61,425 $0.1 $166.3  $368.2     $(64.5) $470.1

 The following notes are an integral part of the consolidated financial statements.

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         The Company

 Illinois Central Corporation (the "Company"), a holding company, was incorporated under the laws of Delaware. The Company, through its wholly-owned subsidiary, Illinois Central Railroad Company (the "Railroad"), is principally engaged in the rail freight transportation business. The Railroad operates 2,700 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities. In addition to the Railroad, the Company's other direct subsidiary conducts financing operations for railroad equipment.

2.Summary of Significant Accounting Policies

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

 The approximate ranges of annual depreciation rates for major property classifications of the Railroad are as follows:

 Road properties                   1% - 8%
 Transportation Equipment          1% - 7%

 Prior to 1996, the rates used by the Railroad were approved by the Interstate Commerce Commission ("ICC"). The Interstate Commerce Commission Termination Act of 1995, signed in December 1995, transfers certain responsibilities of the ICC, including economic and accounting analyses and authority to determine depreciation rates, to the Surface Transportation Board ("STB"), an independent agency of the Department of Transportation.

 Revenues

 Revenues are recognized based on services performed and include estimated amounts relating to movements in progress for which the settlement process is not complete. Estimated revenue amounts for movements in progress are not significant.

 Income Taxes

 Deferred income taxes are accounted for on the asset and liability method by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The resulting deferred tax liabilities and assets represent taxes to be paid or collected in the future when the related assets and liabilities are recovered and settled, respectively.

 Cash and Temporary Cash Investments

 Cash in excess of operating requirements is invested in certain funds having original maturities of three months or less. These investments are stated at cost, which approximates market value.

 Income Per Share

 Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant. See Note 13 regarding the January 1996 stock split.

 Derivative Financial Instruments

 The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Specifically, the Company has entered into various diesel fuel collar agreements with the objective of mitigating significant changes in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense. See Note 7.

 Casualty Claims

 The Company accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported. As a result of significant improvements in safety performance and enhancements in claim and settlement approaches, the Company has experienced continuing reductions in its final claim settlement amounts. As a result, it is reasonably possible that future actuarial valuations will reflect additional improvements that could result in a reduction in the near term to casualty costs and related expenses.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassifications

 Certain items relating to prior years have been reclassified to conform to the presentation in the current year.

3.  Stock Repurchase Program

 In 1994, the Board of Directors adopted a plan to target approximately 75% to 150% of projected free cash flow after capital expenditures and dividends, subject to maintaining a target debt-to-capital ratio of not more than 45%, for the repurchase of Common Stock. The Board annually reviews the appropriate level of repurchases for the following year. For 1995 the Board authorized the purchase of $60 million of Common Stock. Such purchases under the program were funded by a special $60 million dividend from the Railroad which was declared in 1994 and paid in 1995. Through December 31, 1995, the Company spent an aggregate $60 million to acquire 2,475,000 shares of Common Stock (see Note 13) under the program. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities. The Board has determined that the capital needs to fund the acquisition of CCP Holdings, Inc. (see Note 17),the expansion of the intermodal facility in Chicago and the construction of a bulk terminal facility in Louisiana preclude stock repurchases under the program for 1996.

4. Extraordinary Items

 In 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 7.75% Notes and $40 million from existing lines of credit. See Note 9.

 The 1993 extraordinary loss resulted from the retirement of the Railroad's 14-1/8% Senior Subordinated Debentures (the "Debentures") and refinancing the Permanent Facility. The loss was $23.4 million, net of tax benefits of $12.6 million. The loss resulted from the premium paid, the write-off of unamortized financing fees and debt discount and costs associated with calling the Debentures. The net proceeds of the 6.75% Notes, borrowings under the $180 million Revolving Credit Facility and other available cash were used to fund the retirement of the Debentures. See Note 9.

5. Other Income (Expense), Net

 Other Income (Expense), Net consisted of the following ($ in millions):

                            Years Ended December 31,
                           1995      1994      1993

Rental income, net         $3.5     $ 3.3      $ 3.9
Net gains  (losses) on
 sales of real estate       (.1)      2.0         .8
Net gains (losses) on
 equipment sales              -        .2       (2.3)
Equity in undistributed
  earnings of affiliates     .9        .7         .5
Sales of accounts
 receivable(see Note 10)   (3.2)     (2.2)         -
Terminated merger
 discussions with
 Kansas City Southern         -      (2.7)         -
Other, net                 (1.3)      (.3)      (1.2)
  Other Income
   (Expense), Net         $ (.2)    $ 1.0      $ 1.7

6.   Supplemental Cash Flow Information

     Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                              Years Ended December 31,
                           1995      1994     1993

Receivables, net        $(17.6)      $46.3  $  (3.9)
Materials and supplies      .8         4.4     (1.4)
Other current assets        .7          .6     (1.5)
Accounts payable           2.2         2.8      1.1
Income taxes payable      11.1        (1.3)    13.6
Accrued redundancy
 reserves                 (2.5)          -     (2.6)
Other current
 liabilities              (2.7)        1.5     (6.1)
 Cash Changes in
 Working Capital       $  (8.0)      $54.3  $   (.8)

 Included in changes in Other Liabilities and Reserves is approximately $6.3 million for the years ended December 31, 1993, reflecting the settlement of casualty claims with numerous insurance carriers.

       The Railroad entered into capital leases of $7.1 million covering 328 freight cars in 1995, $24.7 million covering 65 locomotives and 1,623 freight cars in 1994, and $4.4 million covering 200 freight cars in 1993. See Note 8 for a recap of the present value of the minimum lease payments.

7.     Materials and Supplies

       Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel.

       As of December 31, 1995, the Railroad was party to four diesel fuel collar agreements under which the Company receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.577 per gallon for December 1995. Under the agreements, the Railroad receives or makes monthly payments on notional amounts based on the excess or deficiency of the Contract Price over or under an amount averaging approximately $.59 or $.44 per gallon, respectively. As of December 31, 1995, the agreements cover notional quantities amounting to 3,000,000 gallons through June 1996 (approximately 65% of requirements). An agreement covering 800,000 gallons for the period July 1996 to June 1997 contains a put, whereby the issuer may increase the notional amount to 2,000,000 gallons per month at $.55 or $.43 per gallon, respectively. The put expires March 29, 1996.

8.     Leases

       As of December 31, 1995, the Company leased 5,451 of its cars and 99 of its locomotives. These leases generally have original terms of 15 years and expire between 1996 and 2003. Under the terms of the majority of its leases, the Company has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Company also leases office facilities, computer equipment and vehicles.

       Net obligations under capital leases at December 31, 1995 and 1994, included in the Consolidated Balance Sheets were $23.2 million and $27.9 million, respectively.

        At December 31, 1995, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):


                       Capital      Operating
                        Leases        Leases

1996                 $14.2           $  23.3
1997                   3.0              18.2
1998                   2.6              13.1
1999                   2.6              11.8
2000                   2.0               6.2
Thereafter             3.3              18.4
    Total minimum
     lease payments   27.7            $ 91.0

Less: Imputed
      interest         4.5
    Present value of
     minimum
      payments       $23.2

       Total rent expense applicable to noncancellable operating leases amounted to $19.9 million in 1995, $38.1 million in 1994 and $44.9 million in 1993. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

9.     Long-Term Debt and Interest Expense

       Long-Term Debt at December 31, consisted of the following ($ in millions):

                                       1995           1994
Equipment obligations, due annually
 to 2000, 6.11% to 9.254%            $  9.7       $ 31.0
Debentures and other debt, due
 1996 to 2056, 4.5% to 10.89           10.2         10.5
Commercial Paper, at average
 interest rate 6.19% in 1995 and
 4.72%in 1994                          57.0         15.0
Notes, due 2003, 6.75%                100.0        100.0
Notes, due 2005, 7.75%                100.0            -
Medium term notes, due 1998 to
 2007, 6.27%-6.98%                    100.0            -
Senior Notes, 10.02% and 10.4%            -        159.8
Capitalized leases (see Note 8)        12.8         18.5
Unamortized discount                   (6.1)        (6.2)

    Total Long-Term Debt              $383.6      $328.6

       At December 31, 1995, the aggregate annual maturities and sinking fund requirements for debt payments for 1996 through 2001 and thereafter were $12.4 million, $61.2 million, $24.0 million, $7.5 million, $32.1 million, $1.5 million and $263.4 million, respectively. The weighted-average interest rate for 1995 and 1994 on total debt excluding the effect of discounts, premiums and related amortization was 8.0% and 8.6%, respectively.

       In 1995, the Railroad prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit. In connection with the prepayment, the Railroad amended and restated its revolver with its bank lending group (the "Revolver"). The Revolver was increased to $250 million and expires in the year 2000. The Railroad pays an annual fee of 17 basis points on the Revolver and the Eurodollar offered rates plus 32.5 basis points for any borrowings. The line of credit borrowings were replaced with the proceeds of Medium-Term Notes ("MTN"). The MTN's expire as follows:
$20 million (coupon 6.27%) in 1998, $30 million (coupon 6.83%) in 2000 and $50 million (coupon 6.98%) in 2007.

       The Railroad's commercial paper is rated A2 by S&P, P2 by Moody's and F2 by Fitch and is supported by the Revolver. The Railroad views commercial paper as a significant long-term funding source and intends to issue replacement notes as maturities occur. Therefore, the $57.0 million outstanding at December 31, 1995, has been classified as long-term.

       The Revolver may be used as backup for the commercial paper and for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At December 31, 1995, the Revolver was limited to $192.1 million because $57.0 million in commercial paper was outstanding and $.9 million in letters of credit had been issued.

       The Company has a $50 million 364-day floating-rate revolving loan agreement, which charges a 17.5 basis point annual facility fee and LIBOR plus 40.5 basis points on any borrowings, and expires in August 1996. No amounts have been drawn upon during 1995. The Company's financing/leasing subsidiaries have approximately $11.4 million in long-term borrowing agreements which were used to acquire a total of 61 locomotives during 1993 and 1991. Such borrowings are secured by the locomotives which are leased to the Railroad and mature in 1999 and 2000.

       Various borrowings of the Company's subsidiaries are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require the Railroad to satisfy certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 13.

       Interest Expense, Net consisted of the following ($ in millions):

                              Years Ended December 31,
                                1995     1994      1993

Interest expense              $32.2      $31.2    $35.2
Less:
   Interest capitalized         1.3        1.4       .8
   Interest income              1.4        1.4      1.3
Interest Expense, Net         $29.5      $28.4    $33.1

10.    Sales of Accounts Receivable

       In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now expires in June 1998. At December 31, 1995, the maximum had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $3.2 million and $2.2 million for 1995 and 1994, respectively.

11.    Benefit Plans

       All employees of the Railroad are covered under the Railroad Retirement System instead of Social Security. Additionally, the Railroad provides various retirement plans, postemployment benefits and postretirement benefits.

       Retirement Plans. The Railroad has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The union plan, which started in mid-1995, allows union employees covered by local contracts to participate. The Railroad matches 25% of the first 4% of employee contributions. The management plan's matching provisions are 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were $1.1 million, $1.0 million, and $.9 million in 1995, 1994 and 1993, respectively. All Railroad contributions are fully vested upon contribution.

       The Railroad also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in 1994 or 1995.

       The Company's former Chairman, President and Chief Executive Officer is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, in the amount of $250,000 per year, until the year 2008.

       The Company's non-employee directors are covered by a non-qualified, unfunded retirement plan which provides an annual payment equal to the annual retainer at the time of the director's retirement and is paid for the number of years the director served up to a maximum of ten years. The 1995 expense for the plan was $.9 million.

   Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $.5 million and $.3 million were deferred in 1995 and 1994, respectively.

    Beginning in 1995 the Company's non-employee directors may also defer their annual retainer and meeting fees. All deferrals are 100% vested and earn interest at a specified, variable rate. Deferrals in 1995 were not material.

  Unfunded Plan. The Railroad has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($102,000 in 1995) is accrued and earns interest. Amounts accrued are paid when the employee leaves the Company, normally at retirement. Expenses for this plan were $.4 million, $.3 million and $.2 million in 1995, 1994 and 1993, respectively.

       Postemployment Benefit Plans. The Company provides certain postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

       Postretirement Plans. In addition to the Company's retirement plans, the Railroad has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union-represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. The Company's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and the Railroad funds these benefits as claims are paid.

       Effective January 1, 1993, the Railroad adopted the Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" and the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." As a result of adopting these two standards, the Railroad recorded a decrease to Net Income of $84,000 (net of taxes of $46,000) as a cumulative effect of changes in accounting principles.

       The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                 December 31,
                                       1995                     1994
                         Medical       Life       Total         Total
Accumulated postretirement
 benefit obligation:
    Retirees               $14.2     $  2.2       $16.4        $17.7
    Fully eligible active
     plan participants        .9          -          .9           .6
    Other active plan
      participants           3.4          -         3.4          3.3
       Total APBO          $18.5     $  2.2        20.7         21.6

    Unrecognized net gain                          18.4         18.9
    Accrued liability for
      postretirement
       benefits                                   $39.1        $40.5

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% at December 31, 1994. As a result of the change in general interest rates in 1995 on high quality investment vehicles, the Company lowered the weighted-average discount rate to 7.25% as of December 31, 1995. The change in rates resulted in approximately $1.9 million actuarial loss. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.4 million unrecognized net gain as of December 31, 1995. In accordance with SFAS No. 106, the excess gain is subject to $1.2 million annual amortization based on an amortization period of approximately 13 years.

       The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                        Years Ending December 31,
                             1995       1994
Service costs               $  .1     $   .2
Interest costs                1.7        2.4
Net amortization of
 excess gain                 (1.2)       (.1)
Net periodic postretirement
  benefit costs             $  .6     $  2.5

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 12.0% for 1996 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for the Railroad's portion of such costs to 9.5% each year and caps the Railroad's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Company's accumulated postretirement benefit obligation for the medical plans as of December 31, 1995, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

12.    Provision for Income Taxes

       In 1995 and 1994 tax benefits of $4.3 million and $5.0 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 became law and increased the maximum corporate federal income tax rate from 34% to 35% retroactive to January 1, 1993. This change required the Company to record additional deferred income tax expense of approximately $3.1 million in 1993 to reflect the new tax rate's impact on net deferred income tax liability as of January 1, 1993.

       The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                           Years Ended December 31,
                            1995    1994     1993
Current income tax:
  Federal                  $35.8   $37.5  $23.6
  State                      4.5     4.1     .9
Deferred income taxes       30.7    17.4   31.9
Provision  for Income
  Taxes                    $71.0   $59.0  $56.4

    The effective income tax rates for the years ended December 31, 1995, 1994 and 1993, were 35%, 34% and 38%, respectively. See Note 4 for the tax benefits associated with the 1995 and 1993 extraordinary losses. In 1993, state income taxes benefited from the utilization of state net operating losses.

    The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                Years Ended December 31,
                            1995        1994          1993
Expected tax
 expense computed
 at statutory rate     $70.3   35%   $60.5   35%   $51.8    35%
Dividends received
 exclusion               (.1)   -      (.9)   -      (.1 )   -
Impact of OBRA 1993
 rate change               -    -        -    -      3.1     2
State income taxes, net
 of Federal tax effect   5.4    2      3.6    2       .6     -
Favorable resolution of
 prior period tax
 issues                 (4.3)  (2)    (5.0)  (3)       -     -
Other items, net        ( .3)   -       .8    -      1.0     1
Provision for Income
 Taxes                 $71.0   35%   $59.0   34%   $56.4    38%

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

       At December 31, 1995, the Company for tax or financial reporting purposes, had no Federal net operating loss carryovers.

       Deferred Income Taxes consisted of the following ($ in millions):

                                        December 31,
                                 1995                 1994

Deferred tax assets           $  80.5               $ 82.8
Less: Valuation  allowance       (1.8)                (1.8)
Deferred tax assets,
 net of valuation  allowance     78.7                 81.0
Deferred tax liabilities       (305.8)              (277.4)
Deferred Income Taxes         $(227.1)             $(196.4)

  The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

  Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($67.7 million) and safe harbor leases ($11.5 million). Major types of deferred tax liabilities are: accelerated depreciation ($276.1 million), land basis differences ($11.0 million) and debt marked to market ($2.0 million).

 The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

13.    Common Stock and Dividends

       The Company is authorized to issue 100,000,000 shares of Common Stock, par value $.001. At December 31, 1995, there were 61,425,231 shares of Common Stock outstanding on a post split basis. Each holder of Common Stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of redeemable preferred stock, if any, each share of Common Stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. No shares of preferred stock were outstanding at December 31, 1995 and 1994.

       On January 25, 1996, the Board of Directors declared a three-for-two stock split on Common Stock. The split will be effected in the form of a stock dividend and will be paid March 14, 1996. Approximately 21 million shares will be issued from declared but unissued shares.
Fractional shares will be settled in cash. The effects of the stock split are presented herein as if it took place as of the earliest period shown. In 1992, the Board of Directors also authorized a three-for-two stock split on Common Stock.

       The Board of Directors has a policy of quarterly dividends on the Common Stock of the Company. Future dividends may be dependent on the ability of the Railroad to pay dividends to the Company. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver require specified levels of tangible net worth. At December 31, 1995, the Railroad exceeded its tangible net worth covenant by $71.9 million. In December 1994, the Railroad declared a special $60 million dividend, which was paid in 1995, in connection with the stock repurchase program. See Note 3.

       See Note 14 for discussion of restricted stock awards in 1994 and 1993.

14.    Compensation and Stock Options

       Long-Term Incentive Plan. Under the Company's 1990 Long-Term Incentive Plan (the "Long-Term Incentive Plan") 1,556,250 shares of Common Stock are available for issuance upon the exercise of incentive options that may be awarded by the Compensation Committee to directors and selected salaried employees of the Company and its affiliates and to certain other individuals who possess the potential to contribute to the future success of the Company. The Compensation Committee also has the authority under the Long-Term Incentive Plan to award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards, and to determine the consideration to be paid by the participant for any awards, any limits on transfer of awards, and, within certain limits, other terms of awards. In the case of options (other than options granted to directors who are not full-time employees of the Company ("Outside Directors"), as described below) granted under the Long-Term Incentive Plan, the Compensation Committee has the power to determine the exercise price of the option (which cannot be less than 50% of the fair market value on the date of grant of the shares subject to the option), the term of the option, the time and method of exercise and whether the options are intended to qualify as "incentive stock options" pursuant to Section 422A of the Internal Revenue Code. The Compensation Committee awarded stock options to employees under the Long-Term Incentive Plan for the first time in 1993. Awards, all at fair market value, vest ratably over four years and expire 10 years from date of grant.

       Outside Directors also participate in the Long-Term Incentive Plan. On the date of each Annual Meeting, each Outside Director who serves immediately prior to such date and who will continue to serve after such date (whether as a result of such director's re-election or by reason of the continuation of such director's term) is granted an option to purchase
2,250 shares of Common Stock.    Options granted to Outside Directors
entitle such persons to purchase Common Stock at the fair market value of such Common Stock on the date the option was granted. Options held by Outside Directors expire 10 years from the date of grant, or, if earlier, one year following termination of service as a director for any reason other than death or disability. Such options become exercisable in full six months after their date of grant.

      The Company awarded 22,500 shares and 37,500 shares of restricted stock to eligible employees of the Railroad in 1994 and 1993, respectively. No cash payments are required by the individuals.
Shares awarded under the plans may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with the Railroad is terminated. A total of 4,125 shares, 150 shares and 20,250 shares were forfeited in 1995, 1994 and 1993, respectively. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. In connection with early retirements, 7,632 shares vested early in 1995. The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Company's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the vesting period. Compensation expense was $1.2 million, $.9 million and $.8 million in 1995, 1994 and 1993, respectively.

       The following table summarizes the shares available for award under the Long-Term Incentive Plan, after giving effect to the 3-for-2 stock split declared in January 1996, for the year ended December 31, 1995:

Shares available for award at beginning of
 year                                          2,076,150
Options exercised                                 (4,500)
   Subtotal                                    2,071,650
Shares of restricted stock forfeited               4,125
Change in options outstanding during year       (519,525)
Shares available for award at end of year      1,556,250

The following table summarizes changes in shares under options after giving effect to the 3-for-2 stock split declared in January 1996, for the year ended December 31, 1995:

                                                    Option
              Outside                               Price Range
              Directors  Employees    Total         Per Share
Outstanding
 options
 - beginning
  of year      283,500    780,000  1,063,500     $ 5.333 to $ 25.167

Options -
 Granted        20,250    523,425    543,675      22.917 to   23.167
  - Exercised   (4,500)         -     (4,500)     15.167 to   18.500
  - Terminated       -    (19,650)   (19,650)     20.833 to   23.167

Change during
 the year       15,750     503,775   519,525
Outstanding
 options - end
 of year       299,250   1,283,775 1,583,025       5.333 to   25.167

       The last date exercisable for options granted to Outside Directors is April 19, 2005, and March 16, 2005, for those granted to employees.

       Stock Purchase Programs. The Company has two stock purchase programs. The regular program is open to all employees and permits employees to acquire Company common stock via payroll deductions. The other plan is the Discounted Stock Purchase Plan ("Discounted Plan"). Only management employees are eligible to participate in the Discounted Plan which provides for the investment of up to 15% of an eligible employee's salary in the common stock of the Company at a 15% discount. A participant must continue employment with the Company or its subsidiaries for two years to retain the 15% discount, and, during that period, the shares will be held by the plan's administrator. If the employee withdraws shares or directs the sale of shares within two years, the discount must be repaid in cash or relinquished shares. No such repayment is required in the event of death, retirement, disability or change of control of the Company. Cost associated with these programs have been immaterial to date.

15.    Contingencies, Commitments and Concentration of Risks

       The Company has unconditionally guaranteed its finance subsidiary's $11.4 million obligations via a pledge of the stock of the finance subsidiary.

       The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $345 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

       As of December 31, 1995, the Company had $.9 million of letters of credit outstanding as collateral primarily for surety bonds executed on behalf of the Company. Such letters of credit expire in 1996 and are automatically renewable for one year. The letters of credit reduced the maximum amount that could be borrowed under the Revolver. See Note 9.

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

16.    Disclosures about Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $1.4 million and $19.4 million included in Cash and Temporary Cash Investments as of December 31, 1995 and 1994, respectively, have been classified and accounted for as held to maturity securities.

       Investments. The Company has investments of $8.2 million in 1995 and $8.8 million in 1994 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. The Company's remaining investments ($5.4 million in 1995 and $4.7 million in 1994) are accounted for by the equity method.

       Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

       Derivative Financial Instruments. The fair value of diesel fuel collar agreements is the estimated amount that the Company would receive or pay to terminate the agreements as of year end, taking into account the current credit worthiness of the agreement counterparties.

       The estimated fair values of the Company's financial instruments are as follows ($ in millions):

                                  December 31,
                              1995            1994
                      Carrying    Fair   Carrying    Fair
                        Amount    Value    Amount    Value

Cash and temporary
 cash  investments   $    5.0   $   5.0  $  24.2   $  24.8
Investments               8.2       8.2      8.8       8.8
Accounts payable
 (derivatives)              -         -      (.1)      (.4)
Debt                   (396.0)   (432.7)  (339.7)   (341.2)

17. Subsequent Event - CCP Holdings, Inc. Acquisition

    On January 17, 1996, the Company announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. The purchase will not close until required regulatory approval from the STB is obtained, which is expected by no later than September 1996.

    The Company will account for the transaction as a purchase. The total purchase price is subject to various potential adjustments for up to one year after the closing date.

    CCP Holdings, Inc., principal subsidiaries are the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad (CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holdings, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 million at December 31, 1995.

18.    Subsequent Event - UTU Agreement

       On November 10, 1995, the Company announced a tentative agreement with the United Transportation Union ("UTU") providing for prospective wage and work rule changes and a one-time payment of $60,000 per trainman. On February 29, 1996, the Company was notified by the UTU that they had rejected the agreement. As a result, no amounts have been reflected in the Consolidated Financial Statements associated with the agreement. The Company will seek the counsel of the National Mediation Board who facilitated the agreement in November.

19. Selected Quarterly Financial Data - (Unaudited) ($ in millions, except share data):

                  First       Second          Third    Fourth
1995            Quarter      Quarter        Quarter   Quarter

Revenues         $167.5       $156.2         $161.0    $159.1
Operating
 income            62.5         55.9           53.1      59.0
Income before
 extraordinary
 item, net         34.3         29.6           29.2      36.7
Net income         34.3         18.2           29.2      36.7

Income per share:
Before extra-
 ordinary item  $   .54      $   .47        $   .47   $   .59
Extraordinary
 item                 -         (.18)             -         -
Net income
 per share      $   .54      $   .29        $   .47   $   .59

1994

Revenues        $ 147.5      $ 145.2        $ 146.7   $ 154.5
Operating
 income            50.6         45.2           45.9      58.6
Net income         27.7         24.8           25.9      35.5

Net income
 per share      $   .43      $   .39        $   .41   $   .55

1993

Revenues         $142.7       $132.1        $ 147.4    $142.5
Operating
 income            46.4         38.3           46.4      48.4
Income before
 extraordinary
 item and
 cumulative
 effect
 of changes in
 accounting
 principles        24.0         19.9           21.5      26.3
Net income
 (loss)            23.9         (3.5)          21.5      26.3

Income per share:
  Before extra-
   ordinary item
   and cumulative
   effect       $   .37      $   .31        $   .33   $   .41
  Extra-
   ordinary
   item               -         (.36)             -         -
  Cumulative
   effect             -            -              -         -
  Net income
  (loss) per
   share        $   .37       $ (.05)       $   .33   $   .41

 Per share amounts have been restated to reflect the 3-for-2 stock split that was declared in January 1996.


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


                           FINANCIAL STATEMENT SCHEDULES

                        SUBMITTED IN RESPONSE TO ITEM 14(a)


                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES


                                     I N D E X
                                        T O
                           FINANCIAL STATEMENT SCHEDULES
                        SUBMITTED IN RESPONSE TO ITEM 14(a)


Schedules for the three years ended December 31, 1995:

        I-Condensed financial information      F-26
       II-Valuation and qualifying accounts    F-29



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



                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
               Illinois Central Corporation--Parent Company
                      Condensed Statements of Income
                    ($ in millions, except share  data)

                               Years Ended December 31,
                                1995    1994       1993

 Operating expenses             $0.7    $0.3       $0.2
 Operating (loss)               (0.7)   (0.3)      (0.2)

 Other income (expense), net    (2.8)   (3.7)      (1.3)
 Interest income (expense),
   net                          (0.5)   (0.1)         -
 (Loss) before taxes and
  earnings of subsidiaries      (4.0)   (4.1)      (1.5)
 Earnings of subsidiaries      120.9   116.5       69.1
 Provision (benefit) for
  income taxes                  (1.5)   (1.5)      (0.6)

 Net income                   $118.4  $113.9      $68.2
 Income per share             $ 1.88  $ 1.78      $1.07

Weighted average number of
 shares outstanding
 (thousands)                 62,885.1  64,088.6  64,019.5

 The Notes to Consolidated Financial Statements beginning on page
F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                           AND SUBSIDIARIES

             SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
         Illinois Central Corporation--Parent Company
                        Condensed Balance Sheets
                           ($ in millions)

                                      December 31,
                                  1995           1994
  ASSETS
Current assets:
Cash and temporary cash
 investments                      $1.3          $11.0
Receivables                        6.5           60.6
Other current assets                 -            0.1
Total current assets               7.8           71.7

Investments in subsidiaries      476.1          404.6

Loan to affiliate                 17.1              -

Deferred income taxes              0.5              -

Other assets                       0.3            0.4
  Total assets                  $501.8         $476.7

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable              $16.8         $  8.9
   Dividends payable              11.9           10.6
   Income taxes payable              -            0.4
      Total current liabilities   28.7           19.9

Deferred income taxes                -            1.1

Other liabilities and reserves     3.0            1.6

Contingencies and commitments

Stockholders' equity:
  Common stock, par value $.001
  authorized 100,000,000 shares:
  64,284,846 shares issued and
  61,425,231 shares outstanding     0.1           0.1
   Additional paid-in capital     166.3         165.0
   Retained income                368.2         293.0
   Treasury stock (2,859,615
    shares)                       (64.5)         (4.0)
      Total stockholders'
       equity                     470.1          454.1

      Total liabilities and
        stockholders'equity      $501.8         $476.7

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES

               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                llinois Central Corporation--Parent Company
                    Condensed Statements of Cash Flows
                         ($ in millions)

                                     Years Ended December 31,
                                    1995      1994       1993

Cash flows from operating activities:
 Net Income                        $118.4   $113.9      $68.2
 Reconciliation of net income
  to net cash provided by
  (used for) operating activities:
  Deferred income taxes              (1.5)     0.4        0.3
  Earnings of subsidiaries         (120.9)  (116.5)     (69.1)
  Cash changes in working capital:
    Receivables                      (4.1)     0.4        0.1
    Other current assets              0.1        -       (0.1)
    Accounts payable                  7.9      2.6        2.2
    Income taxes payable             (0.4)     2.3       (0.7)
    Taxes other than income taxes       -        -       (0.1)
 Changes in other assets              0.1      0.1       (0.5)
 Changes in other liabilities and
  reserves                            2.2      0.2        1.1
 Net cash provided by operating
  activities                          1.8      3.4        1.4

Cash flows from investing activities:
 Loan to affiliate                  (17.1)       -          -
 Capital contribution to
  subsidiaries                       (0.4)    (0.3)      (9.9)
 Dividends received from
  subsidiaries                      107.7     42.5       27.4
 Net cash provided by investing
  activities                         90.2     42.2       17.5

Cash flows from financing activities:
  Dividends paid                    (41.9)   (35.7)     (27.1)
  Stock repurchases                 (59.8)    (0.2)         -
  Proceeds from exercise of
   stock options and warrants           -        -        0.5
  Net cash (used for) financing
   activities                      (101.7)   (35.9)     (26.6)

Changes in cash and temporary cash
 investments                         (9.7)     9.7       (7.7)
Cash and temporary cash investments
 at beginning of period              11.0      1.3        9.0
Cash and temporary cash investments
 at end of period                   $ 1.3    $11.0      $ 1.3

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
 Interest (net of amount
  capitalized)                      $ -      $ -        $ -
  Income taxes                      $ -      $ -        $ -

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                       ILLINOIS CENTRAL CORPORATION
                             AND SUBSIDIARIES
            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                               ($ in millions)

 Year Ended December 31, 1995

                            Balance At  Additions   Payments   Balance
                            Beginning    Charges      And      At End
Classification              Of Year    To Expense  (Charges)   Of Year

Accrued redundancy reserve  $ 38.2      $ 3.0      $ 7.3    $ 33.9
Casualty and other reserves   61.7       14.3       20.3      55.7
Environmental                 13.3        5.3        5.7      12.9
Bad debt reserve               2.1        1.9        2.0       2.0
Taxes                          1.8          -          -       1.8
 Total                      $117.1      $24.5      $35.3    $106.3

Year Ended December 31, 1994

Accrued redundancy reserve  $ 43.6     $ 1.8      $ 7.2     $ 38.2
Casualty and other reserves   62.3      16.9       17.5       61.7
Environmental                 11.9       4.4        3.0       13.3
Bad debt reserve               3.1       1.9        2.9        2.1
Taxes                          2.2         -        0.4        1.8
 Total                      $123.1     $25.0      $31.0     $117.1


 Year Ended December 31, 1993


Accrued redundancy reserve  $ 51.6     $ 1.8      $ 9.8     $ 43.6
Casualty and other reserves   67.4      18.8       23.9       62.3
Environmental                  9.9       2.9        0.9       11.9
Bad debt reserve               2.6       2.0        1.5        3.1
Taxes                          3.3         -        1.1        2.2
 Total                      $134.8     $25.5      $37.2     $123.1

               ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX
EXHIBIT
  NO.                   DESCRIPTION                            PAGE NO.
 3.1    Articles of Incorporation of Illinois Central
        Railroad Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registration
        Statement of Illinois Central Railroad Company on
        Form S-1. (SEC File No. 33-29269))

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

 4.2    Restated Articles of Incorporation of Illinois
        Central Corporation (included in Exhibit 3.3)

 4.3 Form of Pledge Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among Illinois Central Corporation and the Banks named therein that are or may become parties to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 22, 1989, and amended and restated as of July 23, 1991, among the Illinois Central Railroad Company and the Banks named therein and the Senior Note Purchasers that are parties to the Note Purchase Agreement dated as of July 23, 1991. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

 4.4 Form of Note Purchase Agreement dated as of July 23, 1991, among Illinois Central Railroad Company, as issuer, and Illinois Central Corporation, as guarantor, for 10.02% Guaranteed Senior Secured Series A Notes due 1999 and for 10.4% Guaranteed Senior Secured Series B Notes due 2001 (including the Form of Series A Note and Series B Note included as Exhibits A-1 and A-2, respectively, therein). (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-7092))

 4.5 Form of the Loan and Security Agreement dated as of December 6, 1991, between IC Leasing Corporation I and Hitachi Credit America Corp. (including the Form of the Initial Funding Credit Note, the Form of the Refurbishing Credit Note, the Form of Assignment of Lease and Agreement, the Form of the Pledge Agreement between IC Financial Services Corporation and Hitachi Credit America Corp. and the Form of the Guaranty Agreement between Illinois Central Corporation and Hitachi Credit America Corp. included as Exhibits D, E, F, G and H, respectively, therein). (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 1991, for the Illinois Central Corporation filed March 12, 1992. (SEC File No. 1-10720))

 4.6 Form of the Trust Agreement dated as of March 30, 1993, between IC Leasing Corporation II and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

 4.7 Form of the Security Agreement and Mortgage dated as of March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America (Including the Form of the Promissory Note between IC Leasing Trust II and UNUM Life Insurance Company of America included as Exhibit A, therein). (Incorporated by reference to Exhibit 4.2 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

 4.8 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Corporation II and IC Leasing Trust II. (Incorporated by reference to
        Exhibit 4.3 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

 4.9 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America. (Incorporated by reference to Exhibit 4.4 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

 4.10 Form of Commercial Paper Dealer Agreement between Illinois Central Railroad Company and Lehman Commercial Paper, Inc. dated as of November 19, 1993. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

4.11 Form of Issuing and Paying Agency Agreement of the Illinois Central Railroad Company related to the Commercial Paper Program between Illinois Central Railroad Company and Bank America National Trust Company dated as of November 19, 1993, (including Exhibit A the Form of Certificated Commercial Paper
        Note included therein). (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1993 for Illinois Central Railroad Company filed March 16, 1994. (SEC File No. 1-7092))

 4.12   Form of Revolving Credit Agreement between Illinois
        Central Corporation and Bank of America National
        Trust and Saving Association Dated August 24, 1994.
        (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of Illinois Central Corporation on
        Form 10-Q for the three months ended September 30, 1994. (SEC File No. 1-10720))

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

 4.17 Form of Note Purchase Agreement dated as of May 1, 1993, between Illinois Central Company and The First National Bank of Boston (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-3. (SEC File No. 33-61410))

 4.18 Form of Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1993, amended and restated as of October 27, 1993 and further amended and restated as of November 1, 1994, among Illinois Central Railroad Company and the Banks named therein (Incorporated by reference to Exhibit 4.14 to the Annual Report of Illinois Central Railroad Company on Form 10-K for the year ended December 31, 1994. (SEC File No. 1-7092))

 4.19 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

 4.20 Form of Lease Agreement dated as of July 1, 1994 between IC Leasing Corporation III and Waterloo
        Railway Company. (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois
        Central Railroad Company. (SEC File No. 1-7092))

 4.21 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

 4.22 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.13 to the Annual Report on form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

 4.23 Third Amended and Restated Revolving Credit Agreement between Illinois Central Railroad Company and the banks named therein dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994 and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4.1 to the quarterly report of Illinois Central Railroad Company in Form 10-Q for the three months ended June 30, 1995. (SEC File No. 1-7092))

 4.24 Form of Indenture dated as of April 1, 1995 between Illinois Central Railroad Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Illinois Central Railroad Company dated April 12, 1995. (SEC File No. 33-58547))

 4.25 Form of Fixed Rate Medium-Term Note dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc., Salomon Brothers, Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Railroad Company of Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

 4.26 Form of Floating Rate Medium-Term Notes dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc, Salomon Brothers Inc and Smith Barney Inc. (Incorporated by reference to
        Exhibit 4.2 to the Current Report of Illinois Central Railroad Company on Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

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

 10.5 * Amendments No. 1 and No. 2 to the IC Long-Term
        Incentive Plan. (Incorporated by reference to the Proxy Statement of Illinois Central Corporation in connection with its 1992 Annual Meeting of Stockholders. (SEC File No. 1-10720))

 10.6 Railroad Locomotive Lease Agreement between IC Leasing Corporation I and Illinois Central Railroad Company dated as of September 5, 1991. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March 12, 1992. (SEC File No. 1-7092))

 10.7 Railroad Locomotive Lease Agreement between IC Leasing Corporation II and Illinois Central Railroad Company dated as of January 14, 1993. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed March 5, 1993. (SEC File No. 1-7092))

 10.8 * Form of Consulting and Non-Competition Agreement between Illinois Central Corporation and Edward L. Moyers dated as of February 18, 1993. (Incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Corporation filed
        March 5, 1993.(SEC File No. 1-10720))

 10.9 * Form of the Note Agreement between the Illinois Central Corporation and Edward L. Moyers dated February 18, 1993. (Incorporated by reference to
        Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois
        Central Corporation filed March 5, 1993.   (SEC File
        No. 1-10720))

 10.10 *Form of a Supplemental Retirement Benefit Agreement dated as of August 20, 1992 between Illinois Central Corporation and Edward L. Moyers. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three month ended September 30, 1992. (SEC File No. 1-10720))

 10.11 The Asset Sale Agreement between Allied Railcar Company and IC Leasing Corporation III dated December 3, 1993, (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1993 for the Illinois Central Corporation field March 16, 1994, including the Bill of Sale Agreement and Assumption of Liabilities included as Exhibits C and D, respectively, therein). (SEC File No. 1-10720))

 10.12   The Purchase Agreement between IC Leasing
         Corporation III and The First National Bank of
         Maryland dated December 29, 1993. (Incorporated by reference to Exhibit 10.15 to the Annual
         Report on Form 10-K for the Illinois Central
         Corporation filed March 16, 1994. (SEC File No.
         1-10720))

 10.13*  Form of the Illinois Central Railroad Company
         Executive Performance Compensation Program
         (Incorporated by reference to Exhibit 10.1 to the report on Form 8-K of the Illinois Central
         Railroad Company  dated as of July 29, 1994. (SEC
         File No. 1-7092))

 10.14*  Form of the Illinois Central Railroad Company
         Supplemental Executive Retirement Plan
         (Incorporated by reference to Exhibit 10.2 to the report on Form 8-K of the Illinois Central
         Railroad Company dated as of July 29, 1994. (SEC
         File No. 1-7092))

 10.15*  Form of the Illinois Central Railroad Company
         Executive Deferred Compensation Plan
         (Incorporated by reference to Exhibit 10.3 to the report on Form 8-K of the Illinois Central
         Railroad Company  dated as of July 29, 1994. (SEC
         File No. 1-7092))

10.16*   Form of Illinois Central Railroad Company
         Performance Compensation Program (Incorporated by reference to Exhibit 10.4 to the report on Form
         8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092)

10.17*   Illinois Central Corporation Management Employee
         Discounted Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the report of Form
         10-K of Illinois Central Corporation for the year ended December 31, 1995. (SEC File No. 1-10720)

10.18    Form of Illinois Central Railroad Company Union
         Employees' Savings Plan. (Incorporated by reference to Registration Statement of Illinois
         Central Corporation on Form S-8 dated as of July
         18, 1995. (SEC File No. 33-61095))

 11      Computation of Income Per Common Share     (Included at E-10

 21      Subsidiaries of Registrant                 (Included at E-11

 23      Consent of Arthur Andersen LLP                            (A)

 27      Financial Data Schedule                                   (A)

 * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

  (A) Included herein but not reproduced.