Form 10-Q
period 1996-03-31
ILLINOIS CENTRAL CORP
filed 1996-05-10
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended            March 31, 1996

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

          YES   X                               NO

As of March 31, 1996, 61,428,469 common shares were outstanding.



                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

                       Three Months Ended March 31, 1996


                                    CONTENTS

Part I - Financial Information:                         Page

   Item 1.   Financial Statements:

     Consolidated Statements of Income                   3

     Consolidated Balance Sheets                         4

     Consolidated Statements of Cash Flows               5

     Notes to Consolidated Financial Statements          6

   Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of  Operations     8

Part II - Other Information:

   Item 4.   Submission of Matters to a Vote of
          Security Holders                              13

   Item 6.   Exhibits and Reports on Form 8-K           13

Signatures                                              14

   Exhibit 11                                          E-1


                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Income
                         ($ in millions, except share data)
                                 (Unaudited)

                                                 Three Months
                                                Ended March 31,
                                             1996            1995
    Revenues                              $ 162.3         $ 167.5

    Operating expenses:
      Labor and fringe benefits              47.2            46.8
      Leases and car hire                    10.1            13.4
      Diesel fuel                             8.8             8.8
      Materials and supplies                  8.3            10.1
      Depreciation and amortization           9.1             7.5
      Casualty, insurance and losses          4.2             6.2
      Other taxes                             5.1             5.1
      Other                                   9.2             7.1
    Operating expenses                      102.0           105.0

    Operating income                         60.3            62.5

    Other income (expense), net               0.3            (0.2)
    Interest expense, net                    (7.7)           (7.4)

    Income before income taxes               52.9            54.9
    Provision for income taxes               19.8            20.6

    Net income                          $    33.1      $     34.3

    Income per share                    $    0.54      $     0.54

    Weighted average number of shares
    of common stock and common stock
    equivalents outstanding            61,742,614      63,820,563


The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

      ASSETS                      March 31, 1996   December 31, 1995
Current assets:
  Cash and temporary cash
   investments                         $ 11.1           $ 5.0
   Receivables, net of allowance
    for doubtful accounts of $1.4
    in 1996 and $2.0 in 1995             58.6            51.5
   Materials and supplies,
    at average cost                      15.7            14.9
   Assets held for disposition              -             7.7
   Deferred income taxes - current       18.4            19.1
   Other current assets                  10.2             2.6
      Total current assets              114.0           100.8

Investments                              13.3            13.6

Properties:
   Transportation:
    Road and structures,
     including land                   1,059.9         1,052.1
    Equipment                           234.5           225.6
   Other, principally land               41.6            41.0
    Total properties                  1,336.0         1,318.7
   Accumulated depreciation             (43.4)          (44.0)
     Net properties                   1,292.6         1,274.7
Other assets                             15.3            15.1
   Total assets                      $1,435.2        $1,404.2


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  debt                        $   12.7         $  12.4
 Accounts payable                 62.3            56.6
 Dividends payable                12.3            11.9
 Income taxes payable             13.2             5.0
 Casualty and freight claims      24.9            24.9
 Employee compensation and
  vacations                       14.0            16.9
 Taxes other than income taxes    12.5            16.3
 Accrued redundancy reserves       4.3             4.3
 Other accrued expenses           32.9            28.6
  Total current liabilities      189.1           176.9

Long-term debt                   387.4           383.6
Deferred income taxes            252.7           246.2
Other liabilities and reserves   114.9           127.4

Contingencies and commitments

Stockholders' equity:
   Common stock, par value $.001,
   authorized 100,000,000 shares,
   64,288,084 shares issued and
   61,428,469 shares outstanding   0.1             0.1
   Additional paid-in capital    166.5           166.3
   Retained income               389.0           368.2
   Treasury stock
    (2,859,615 shares)           (64.5)          (64.5)
    Total stockholders' equity   491.1           470.1
    Total liabilities and
     stockholders' equity   $  1,435.2       $ 1,404.2

The following notes are an integral part of the consolidated financial statements

                    ILLINOIS CENTRAL CORPORATION AND SUBSIDIAR
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                      Three Months Ended March 31,
                                          1996            1995
Cash flows from operating activities :
   Net income                          $  33.1         $  34.3
   Reconciliation of net income to
   net cash provided by (used for)
   operating activities :
    Depreciation and amortization          9.1             7.5
    Deferred income taxes                  7.2             5.2
    Equity in undistributed earnings
     of affiliates, net of dividends
     received                              0.1            (0.2)
    Net gains on sales of real estate     (0.4)            0.1
    Cash changes in working capital        2.9             4.8
    Changes in other assets               (0.3)           (0.4)
    Changes in other liabilities and
     reserves                            (12.1)            2.4
    Net cash provided by operating
     activities                           39.6            53.7

Cash flows from investing activities :
   Additions to properties               (25.2)          (24.0)
   Proceeds from real estate sales         0.8             1.3
   Proceeds from equipment sales           0.6             0.6
   Proceeds from sales of investments      0.1             0.2
   Other                                  (2.0)           (0.4)
    Net cash (used for) investing
     activities                          (25.7)          (22.3)

Cash flows from financing activities :
   Proceeds from issuance of debt            -               -
   Principal payments on debt             (0.9)           (3.5)
   Net proceeds in commercial paper        5.0            10.0
   Dividends paid                        (11.9)          (10.6)
   Stock repurchase program                  -           (16.3)
   Purchase of subsidiary's common
    stock                                    -            (0.1)
   Net cash (used for) financing
    activities                            (7.8)          (20.5)
Changes in cash and temporary cash
 investments                               6.1            10.9
Cash and temporary cash investments
 at beginning of period                    5.0            24.2
Cash and temporary cash investments at
 end of period                         $  11.1         $  35.1

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
    Interest (net of amount
     capitalized)                      $   6.1         $   9.6
    Income taxes                       $   4.4         $   0.7

The following notes are an integral part of the consolidated financial statements.

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Unaudited)

1.        Basis of Presentation

     Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1995 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.

     Income Per Share

     Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

2.   Common Stock and Dividends

     On March 8, 1996, the Board of Directors approved a quarterly dividend of $.20 per share which was paid April 9, 1996. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the Railroad's ability to pay dividends to the Company. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver require specified levels of tangible net worth. At March 31, 1996, the Railroad exceeded its tangible net worth covenant by $73.9 million.

3.   Stock Repurchase Program

     In 1995 the Company was in the midst of a $60 million stock repurchase program. A total of 2,475,000 shares of common stock were acquired in 1995 with $16.3 million being spent in the three months ended March 31, 1995. In late 1995, the Board determined that the capital needs to fund the acquisition of CCP Holdings, Inc. (see Note 4), the expansion of the intermodal facility in Chicago and the construction of a bulk terminal facility in Louisiana preclude stock repurchases in 1996.

4.   CCP Holdings, Inc. Acquisition

     On January 17, 1996, the Company announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash, the assumption of approximately $14 million in net debt and approximately $18 million of capitalized lease obligations. The Company expects to fund the acquisition using its credit lines and debt issued by the Railroad. The Railroad will transfer the funds to the Company via a combination of dividends and intercompany loans. On April 30, 1996, the STB announced they had voted in favor of the acquisition. Formal written approval, including an effective date of the order, is required before the transaction can be closed. The Company expects the closing to occur in late June or early July.

     The Company will account for the transaction as a purchase. The total purchase price is subject to various potential adjustments for up to one year after the closing date.

     CCP Holdings, Inc., has two principal subsidiaries, the Chicago, Central and Pacific Railroad (CCP) and the Cedar River Railroad
     (CRR). These two railroads comprise a Class II freight system which operates 850 miles of road. CCP operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs north from Waterloo, Iowa to Albert Lea, Minnesota. CCP Holdings, Inc.'s 1995 revenues were approximately $76 million, its operating ratio was approximately 70%, and its shareholders' equity was approximately $54 million at December 31, 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March
31, 1995

     Revenues for 1996 decreased from the prior year quarter by $5.2 million or 3.1% to $162.3 million. The decrease was a result of a 8.2% decrease in the number of carloadings partially offset by a .5% increase in the average freight revenue per carload. In 1996, the Company experienced decreased carloadings in coal (26.0%), chemicals (7.9%), paper (4.1%) and grain and grain mill products (12.5%), partially offset by increased intermodal loads (8.0%).

     Operating expenses overall declined in the first quarter of 1996 $3.0 million or 2.9%. On a component basis: labor and fringe costs rose reflecting the wage increases negotiated with eight of the eleven unions; leases and car hire declined as a result of decreased traffic volume and continued conversion to ownership and better car management stressing better car turnover; the decline in material and supplies reflects the winding down of the 1995 wheel replacement program; depreciation reflects the shift to ownership; casualty, insurance and losses declined despite a significant derailment primarily on the strength of savings which are a direct result of improved safety and lower settlement costs; and the increase in Other over 1995 is the direct result of losses of joint facility income when another carrier stopped using our track in southern Illinois and an increase in various equipment related costs.

     Operating income for 1996 decreased by $2.2 or 3.5% to $60.3 million for the reasons cited above.

     Net interest expense of $7.7 million for 1996 increased 4.1% compared to $7.4 million in 1995. Increased debt burden primarily associated with equipment additions and stock repurchases account for the increase in interest expense.

Liquidity and Capital Resources

Operating Data:
                                        Three Months Ended March 31,
                                               1996         1995
                                                ($ in millions)
Cash flows provided by (used for):
   Operating activities                      $ 39.6       $ 53.7
   Investing activities                       (25.7)       (22.3)
   Financing activities                       ( 7.8)       (20.5)
     Net change in cash and
       temporary cash investments           $   6.1       $ 10.9

   Operating activities in 1996 provided $39.6 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:
                                         Three Months Ended March 31,
                                           1996              1995
                                              ($ in millions)

   Communications and signals             $  2.9         $  1.5
   Equipment-rolling stock                  10.3           10.0
   Track and bridges                         9.7           10.6
   Other                                     2.3            1.9
        Total                             $ 25.2         $ 24.0

   Property retirements and removals generated proceeds of $1.4 million and $1.9 million in 1996 and 1995, respectively.

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

   The Railroad has a commercial paper program whereby a total of $150 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At March 31, 1996, the commercial paper has been rated A2, P2 and F2 and $62.0 million was outstanding. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term.
The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At March 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.8 million for each of the three month periods ended March 31, 1996 and 1995.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993, to expire in 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At March 31, 1996, the $250 million was limited to $188.0 million because $62.0 million in commercial paper was outstanding.

   The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1996. To date, no amounts have been drawn under this agreement. The Company's financing/leasing subsidiaries have approximately $10.8 million in long-term borrowing agreements which were used to acquire equipment during 1993 and 1991.

   The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements.
Additionally, the Company believes it and its primary subsidiary the Railroad have access to the public debt market if needed.

   Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at March 31, 1996, and management does not anticipate any difficulty in maintaining such compliance.

   Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to the Company of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At March 31, 1996, the Railroad's tangible net worth exceeded the required level by approximately $73.9 million. To date in 1996, the Railroad has declared and paid dividends of $24.2 million to the Company.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 65% of the Railroad's short-term diesel fuel requirements through June 1996 and 17% for the period July 1996 through June 1997 are protected against significant price changes.

   The Company continues to negotiate with its three remaining operating unions on a local level, while no agreements are pending agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

Long-Term Equity Enhancement Program

   The Company paid its seventeenth consecutive quarterly cash dividend on April 9, 1996. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors. At March 31, 1996, the Railroad exceeded its tangible net worth covenant by $73.9 million.

   During 1995, the Company acquired a total of 2,475,000 shares in open market transactions for $60 million. While share repurchases were intended to be an annual component of the Long-Term Equity Enhancement Program, the Board concluded that alternative funding needs, most notably the acquisition of CCP Holdings, Inc., the expansion of the intermodal facility in Chicago, and the construction of a bulk transfer facility in Louisiana warranted the suspension of share repurchases in 1996. The Board intends to review the level of stock repurchase annually.

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

   For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1996, the Company estimated the probable range of its estimated liability to be $12.6 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $12.6 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

CCP Holdings, Inc. Acquisition

   On January 17, 1996, the Company announced that it had entered into a definitive agreement to purchase all the stock of CCP Holdings, Inc., for approximately $125 million in cash and the assumption of approximately $14 million in net debt and approximately $18 million of capital lease obligations. The Company expects to fund the acquisition using funds from its existing line of credit and the proceeds of public debt issued by the Railroad. The Railroad will transfer the funds to the Company via a combination of dividends and intercompany loans. On April 30, 1996, the STB announced they had voted in favor of the acquisition. Formal written approval, including an effective date of the order, is required before the transaction can be closed. The Company expects the closing to occur in late June or early July.

Recent Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held or used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Adoption of this standard on January 1, 1996 did not require adjustment to the carrying amount of any long-lived assets or intangibles.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The Company has elected to measure compensation cost using the intrinsic value based method as permitted under SFAS 123.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 1996, the Registrant held its Annual Meeting of Stockholders.

At the meeting, the stockholders' were asked to vote on three (3) proposals -- (1) the election of Class II Directors until 1999; (2) approval of Illinois Central Railroad Company Incentive 2000 Plan and
(3) approval of Illinois Central Corporation's Directors Incentive 2000 Option Plan.

                         Description                       Vote Recap
Proposal No. 1  The election of William B. Johnson,     For     35,357,643
                Gilbert H. Lamphere, and John V.        Against    286,077
                Tunney as Class II directors
                until 1999

Proposal No. 2  The approval of Illinois Central        For     34,743,238
                Railroad Company Incentive 2000 Plan    Against    625,851
                                                        Abstain    274,630
                                                        No               1

Proposal No. 3  The approval of Illinois Central        For     32,144,892
                Corporation's For                       Against  3,171,901
                Directors Incentive 2000 Option Plan    Abstain    326,927

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
   See Exhibit Index on page E-1

(b) Reports on Form 8-K:
   A copy of the press release announcing the proposed acquisition of CCP Holdings, Inc. was filed on January 31, 1996.

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


Date: May 9, 1996

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                   EXHIBIT INDEX


Exhibit                                                  Sequential
  No.                     Description                     Page No.


10.1     Form of Illinois Central Corporation Directors
         Incentive 2000 Option Plan.                         A

10.2     Form of Illinois Central Railroad Company
         Incentive 2000 Plan (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form
         10-Q for the quarter ended March 31, 1996, for the Illinois Central Railroad Company filed on May xx, 1996. (SEC File No. 1-7092)

11       Computation of Income per common share             E-2

(A)  Included herein as filed but not reproduced.