Form 10-Q
period 1996-06-30
ILLINOIS CENTRAL CORP
filed 1996-08-13
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended           June 30, 1996

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


        YES   X                               NO


As of June 30, 1996, 61,417,690 common shares were outstanding.



                         ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

                   Quarter and Six Months Ended June 30, 1996



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

Exhibit Index                                              E-1



                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                 Consolidated Statements of
                             ($ in millions, except share date)
                                    (Unaudited)

                             Three Months                Six Months
                            Ended June 30,             Ended June 30
                           1996         1995          1996         1995

Revenues              $   153.4   $    156.5     $   316.0   $    324.5

Operating expenses:
Labor and fringe
 benefits                  45.4         47.5          92.6         94.3
Leases and car hire        10.9          9.8          21.0         23.2
Diesel fuel                 8.8          8.3          17.6         17.1
Materials and supplies      7.7          8.4          16.0         18.6
Depreciation and
 amortization               8.9          8.6          18.0         16.1
Casualty, insurance and
 losses                     0.9          1.4           5.1          7.6
Other taxes                 3.5          5.4           8.6         10.5
Other                      10.9         11.2          20.4         18.7
Operating expenses         97.0        100.6         199.3        206.1

Operating income           56.4         55.9         116.7        118.4

Other income (expense),
 net                        0.8            -           1.1         (0.2)
Interest expense, net      (6.9)        (8.5)        (14.6)       (15.9)
Income before income taxes
 and extraordinary item,
 net                       50.3         47.4         103.2        102.3
Provision for income
 taxes                     18.9         17.8          38.7         38.4

Income before extra-
 ordinary item,            31.4         29.6          64.5         63.9

Extraordinary item, net       -        (11.4)            -        (11.4)
Net income            $    31.4   $     18.2     $    64.5   $     52.5

Income per share:
Income before extra-
 ordinary item net    $    0.51   $     0.47     $    1.04   $     1.01
Extraordinary item,
 net                          -        (0.18)            -        (0.18)
Income per share      $    0.51   $     0.29     $    1.04   $     0.83

Weighted average number
of shares of common
stock and common stock
equivalents
outstanding          61,816,404   63,051,510    61,781,826   63,434,144


The following notes are an integral part of the consolidated financial statements.



                                        -3-

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

ASSETS                      June 30 1996     December 31, 1996
Current assets:
Cash and temporary cash
 investments                  $     18.3      $         5.0
Receivables, net of
 allowance for doubtful
 accounts of $1.5 in 1996
 and $2.0 in 1995                   62.5               51.5
Materials and supplies,
 at average cost                    18.6               14.9
Assets held for disposition          3.9                7.7
Deferred income taxes - current     23.2               19.1
Other current assets                 8.5                2.6
Total current assets               135.0              100.8

Investments                         11.0               13.6

Properties:
 Transportation:
  Road and structures, including
   land                           1,315.3            1,052.1
  Equipment                         254.2              225.6
  Other, principally land            41.5               41.0
   Total properties               1,611.0            1,318.7
  Accumulated depreciation          (44.6)             (44.0)
   Net properties                 1,566.4            1,274.7

Other assets                         15.2               15.1
 Total assets                  $  1,727.6      $     1,404.2

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of
  long-term debt               $      8.7      $        12.4
 Accounts payable                    53.5               56.6
 Dividends payable                   12.3               11.9
 Income taxes payable                 1.6                5.0
 Casualty and freight claims         25.1               24.9
 Employee compensation and
  vacations                          19.4               16.9
 Taxes other than income taxes       14.8               16.3
 Accrued redundancy reserves          4.4                4.3
 Other accrued expenses              38.9               28.6
 Total current liabilities          178.7              176.9

Long-term debt                      573.2              383.6
Deferred income taxes               339.1              246.2
Other liabilities and reserves      126.6              127.4

Contingencies and commitments

Stockholders' equity:
 Common stock, par value $.001,
 authorized 100,000,000
 shares, 64,291,084 shares
 issued and 61,417,690 shares
 outstanding                          0.1                0.1
Additional paid-in capital          166.7              166.3
Retained income                     408.1              368.2
Treasury stock (2,873,394 shares)   (64.9)             (64.5)
 Total stockholders' equity         510.0              470.1
 Total liabilities and
  stockholders' equity         $  1,727.6      $     1,404.2

The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  ($ in millions)
                                    (Unaudited)

                                                  Six Months Ended
                                               1996               1995
Cash flows from operating
 activities :
Net income                                  $  64.5            $  52.5
 Reconciliation of net income
 to net cash provided by (used for)
 operating activities :
Extraordinary item, net                           -               11.4
Depreciation and amortization                  18.0               16.1
Deferred income taxes                          14.9                8.1
equity in undistributed earnings of
 affiliates, net of dividends received         (0.1)              (0.3)
Net gains on sales of real estate              (1.4)              (0.2)
Cash changes in working capital               (15.3)              (7.9)
Changes in other assets                        (0.1)              (2.2)
Changes in other liabilities and reserves     (11.4)              (2.5)
Net cash provided by (used for)
 operating activities                          69.1               75.0

Cash flows from investing activities :
Additions to properties                       (54.7)             (53.0)
Acquisition of CCPH                          (146.6                  -
Proceeds from real estate sales                 2.4                1.5
Proceeds from equipment sales                   2.0                1.5
Proceeds from sales of investments              2.7                0.5
Other                                          (2.5)              (1.0)
Net cash provided by (used for) investing
 activities                                  (196.7)             (50.5)

Cash flows from financing activities :
Proceeds from issuance of debt                 80.5              200.0
Principal payments on debt                    (46.0)            (242.7)
Net proceeds (payments) in commercial paper   131.0               55.0
Dividends paid                                (24.2)             (21.2)
Stock repurchases                              (0.4)             (28.4)
Purchase of subsidiary's common stock             -               (0.1)
Net cash provided by (used for) financing
 activities                                   140.9              (37.4)
Changes in cash and temporary cash
 investments                                   13.3              (12.9)
Cash and temporary cash investments at
 beginning of period                            5.0               24.2
Cash and temporary cash investments at end
 of period                                  $  18.3            $  11.3

Supplemental disclosure of cash flow information :
 Cash paid during the year for:
 Interest (net of amount capitalized)       $  15.6            $  20.6
 Income taxes                               $  27.6            $  27.6

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

2.   Common Stock and Dividends

     On May 9, 1996, the Board of Directors approved a quarterly dividend of $.20 per share which was paid July 9, 1996. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the Railroad's and CCPH's ability to pay dividends to the Company. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver and CCPH's Revolver require specified levels of tangible net worth. At June 30, 1996, the Railroad exceeded its tangible net worth covenant
     by $30.6 million.   This provision of CCPH's Revolver is effective
     September 30, 1996.

3.   Stock Repurchase Program

     In 1995 the Company was in the midst of a $60 million stock repurchase program. A total of 2,475,000 shares of common stock were acquired in 1995 with $28.0 million being spent in the six months ended June 30, 1995. In late 1995, the Board determined that the capital needs to fund the acquisition of CCP Holdings, Inc. (see
     Note 4), the expansion of the intermodal facility in Chicago and the construction of a bulk terminal facility in Louisiana preclude stock repurchases in 1996.

4.   CCP Holdings, Inc. Acquisition

     On June 12, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface
     Transportation Board ("STB").   The purchase price was $144.5
     million in cash (including $1.6 million in sellers' expenses), the assumption of approximately $2.5 million in debt, and approximately $17.3 million of capitalized lease obligations. Additionally, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

     CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR")
     - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa north to Albert Lea, Minnesota.

     The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996, and the accompanying unaudited consolidated financial statements reflect the operations of CCPH for the period June 13, 1996, to June 30, 1996. The allocation of the purchase cost has been based upon preliminary estimates and revisions to the carrying values of CCPH's assets and liabilities will be made as detailed studies of CCPH's operations, assets and obligations are completed. In general, the purchase price allocations will be subject to adjustment for one year following the acquisition.

     The following pro-forma results of the Company are presented to reflect the Company's results of operations for the year ended December 31, 1995, and for the six-month period ended June 30, 1996, as if CCPH had been acquired on January 1, 1995, and January 1, 1996, respectively ($ in millions except per share data):


                                Unaudited                 Unaudited
                               Year Ended            Six Month Period
                             December 31, 1995      Ended June 30, 1996

Revenues                            $719.8                $355.8
Operating income                     251.5                 131.0
Income before extraordinary
 item                                135.5                  71.1
Net income                           124.1                  71.1

 - Before extraordinary item        $  2.15               $  1.15
 - Net                              $  1.97               $  1.15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements. The results of CCP Holdings, Inc. ("CCPH") since acquisition on June 13, 1996 (see Note 4) are included in the three month and six month periods ended June 30, 1996. For the seventeen day period CCPH's revenues, operating expense and net income were $4.0 million, $1.7 million and $.9 million, respectively.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
1995

       Revenues for 1996 decreased from the prior year quarter by $3.1 million or 2.0% to $153.4 million. At the Railroad there was a 4.2% decrease in the number of carloadings coupled with a 1.7% decrease in the average freight revenue per carload. The most significant factor affecting both declines was the lack of export grain in 1996 compared with the high levels of 1995. In 1996, the Railroad experienced decreased carloadings in coal (9.4%), paper and forest products (3.6%) and grain and grain mill products (20.0%), partially offset by increased intermodal loads (13.4%). At CCPH, for the last seventeen days of the quarter, carloadings increased approximately .7% with grain up 2.9%, coal up 7.2% and all others down a combined 8.0%.

       Operating expenses overall declined in the second quarter of 1996 $3.6 million or 3.6%. On a component basis: labor and fringe costs declined reflecting decreased volume and less overtime primarily caused by congestion in 1995 offset by the wage increases negotiated with eight of the eleven unions; leases and car hire reflect normal operations, whereas last year reflects the favorable effects of adjustments for capitalized leases; the decline in materials and supplies reflects the winding down of the 1995 AAR mandated wheel replacement program; other taxes declined reflecting actual expenses versus the previously recorded estimates; and casualty, insurance and losses reflect insurance claim settlements of approximately $2.5 million each period.

       Operating income for 1996 increased by $.5 or .9% to $56.4 million for the reasons cited above.

       Net interest expense of $6.9 million for 1996 decreased 18.8% compared to $8.5 million in 1995. The 1996 expense includes $.3 million from increased commercial paper borrowings to support the $109.9 million transferred from the Railroad in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

       Revenues for 1996 decreased from the prior year by $8.5 million to $316.0 million. At the Railroad the decrease was a result of a 6.3% decrease in the number of carloadings coupled with a .6% decrease in the average revenue per carload. In 1996, the Railroad experienced decreased carloadings in coal (18.3%), chemicals (4.0%) grain and grain products (15.9%) paper and forest products (2.8%) partially offset by increased intermodal loads (10.7%). At CCPH, for the last seventeen days of the quarter, carloadings increased approximately .7% with grain up 2.9%, coal up 7.2% and all others down a combined 8.0%.

       Operating expenses overall declined in 1996 $6.8 million or 3.3%. On a component basis: labor and fringe costs declined reflecting decreased volume and less overtime offset by the wage increases negotiated with eight of the eleven unions; the decline in materials and supplies reflects the winding down of the 1995 wheel replacement program; casualty, insurance and losses declined on the strength of savings which are a direct result of improved safety and lower settlement costs; other taxes declined reflecting actual expenses versus the previously recorded estimates; and the increase in Other over 1995 is the direct result of losses of joint facility income when another carrier stopped using our tracks in southern Illinois and an increase in various equipment related costs.

       Operating income for 1996 decreased by $1.7 million or 1.5% to $116.7 million for the reasons cited above.

       Net interest expenses of $14.6 million for 1996 decreased 8.2% compared to $15.9 million in 1995. The 1996 expense includes $.3 million from the Railroad's increased commercial paper borrowings to support the $109.9 million transferred to the Company in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Liquidity and Capital Resources

Operating Data:
                                            Six Months Ended June 30,
                                               1996           1995
                                                 ($ in millions)
Cash flows provided by (used for):
   Operating activities                     $  69.1       $ 75.0
   Investing activities                      (196.7)       (50.5)
   Financing activities                       140.9        (37.4)
     Net change in cash and
       temporary cash investments           $  13.3       $(12.9)

   Operating activities in 1996 provided $69.1 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:

                                              Six Months Ended June 30,
                                              1996            1995
                                                   $ in millions)
   Communications and signals                $  5.7      $  3.6
   Equipment-rolling stock                     18.7        23.2
   Track and bridges                           24.0        21.7
   Other                                        6.3         4.5
        Total                                $ 54.7      $ 53.0

   Property retirements and removals generated proceeds of $4.4 million and $3.0 million in 1996 and 1995, respectively.

   The Company anticipates that capital expenditures for 1996, excluding the acquisition cost of CCP Holdings, Inc., will be approximately $148 million of which $86 million of base expenditures will concentrate on track maintenance (i.e., renewal of track structure
including bridges) and freight car upgrades.   Approximately $20 million
will be incurred to expand the Company's intermodal facility in Chicago to serve Canadian National Railway. Additionally, expenditures of $32 million of the $50 million needed to construct a bulk transfer facility along the Mississippi River in Louisiana are anticipated in 1996. These expenditures are expected to be met from current operations or other available sources.

   The Railroad has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At June 30, 1996, the commercial paper has been rated A2, P2 and F2 and $188.0 million was outstanding. The average interest rate on commercial paper for the six month period ended June 30, 1996 was 5.64% with a range of 5.41% to 6.06%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At June 30, 1996, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.5 million and $1.8 million for the six month periods ended June 30, 1996 and 1995, respectively.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter and extended the expiration date to 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver will be used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility.
No amounts have been drawn under the Revolver. At June 30, 1996, the $250 million was limited to $62.0 million because $188.0 million in commercial paper was outstanding.

   In June 1996, CCPH entered into a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires June 14, 2001. The revolver can be used for general corporate purposes. Fees and borrowing spreads are predicated on the ratio of CCPH's funded debt to CCPH's earnings before income taxes, interest, depreciation and amortization ("EBITDA"). Through December 31, 1996, the commitment fee is 35 basis points and borrowings are at the Eurodollar offered rate plus 100 basis points. The credit agreement contains various financial covenants including minimum consolidated tangible net worth, minimum interest coverage and maximum leverage ratio. CCPH does not anticipate any difficulty in maintaining compliance with such covenants.

   At June 30, 1996, $40.5 million of CCPH's Revolver was outstanding. CCPH used $5 million to repay amounts outstanding under a predecessor revolver which was then cancelled. CCPH used $35 million to fund a dividend to the Company in connection with acquisition of CCPH by the Company.

   The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1996. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 4). The amount was repaid in June and at June 30, 1996, no amounts were drawn under this agreement. The Company's financing/leasing subsidiaries have approximately $10.8 million in long-term borrowing agreements which were used to acquire equipment during 1993 and 1991.

   On July 30, 1996, the Railroad issued $50 million of 7.12% medium term notes due 2001 and $30 million of 6.85% medium term notes due 1999 (together the "MTN's). The MTN's were issued under a $200 million shelf registration declared effective July 23, 1996.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of the Railroad's short-term diesel fuel requirements for the period July 1996 through June 1997 are protected against significant price changes.

   The Railroad continues to negotiate with its three remaining operating unions on a local level, while no agreements are pending agreements may be reached that require significant lump sum payments. It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

   The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

   Various borrowings of the Company's subsidiaries are governed by agreements which contain financial and operating covenants. All entities were in compliance with these covenant requirements at June 30, 1996, and management does not anticipate any difficulty in maintaining such compliance.

   Certain covenants of the Railroad's debt agreements require specific levels of tangible net worth but not a specific dividend restriction. The Railroad paid dividends to the Company of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At June 30, 1996, the Railroad exceeded its tangible net worth covenant by $30.6 million. Through July 1996, the Railroad has declared and paid total dividends of $94.4 million to the Company, which includes the March 1996 transfer by the Railroad of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

   CCPH's Revolver requires a specific level of tangible net worth but not a specific dividend restriction. This provision of CCPH's Revolver is effective September 30, 1996.

Long-Term Equity Enhancement Program

   The Company paid its seventeenth consecutive quarterly cash dividend on April 9, 1996. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors. At June 30, 1996, the Railroad exceeded its tangible net worth covenant by $30.6 million.

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

   For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company's potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1996, the Company estimated the probable range of its estimated liability to be $14.0 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $14.0 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

   The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and the Company continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures to have a material adverse effect on the Railroad's financial position, results of operations, cash flow or liquidity.

CCP Holdings, Inc. Acquisition

   On June 13, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to the Company and to loan $59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB"). The purchase price was $144.5 million in cash (including $1.6 million in sellers' expenses), the assumption of approximately $2.5 million in debt, and approximately $17.3 million of capitalized lease obligations. Additionally, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.


   CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa north to Albert Lea, Minnesota.

Recent Accounting Pronouncements

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

   In June 1996, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 125-Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standard is effective for events occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is reviewing the standard to ascertain its impact on its receivable sales program. No determination has been made to date.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:
                See Exhibit Index on page E-1

   (b)  Reports on Form 8-K:
        Pro-forma financial statements related to the acquisition of CCP Holdings, Inc. were filed May 15, 1996.

        Consummation of acquisition of CCP Holdings, Inc. filed
        June 27, 1996.

        Revision to Form 8-K filed May 15, 1996 was filed July 15, 1996.

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





                                      ILLINOIS CENTRAL CORPORATION




                                     /s/   DALE W. PHILLIPS
                                           Dale W. Phillips
                                           Vice President &
                                           Chief Financial
                                           Officer




                                       /s/ JOHN V. MULVANEY
                                           John V. Mulvaney
                                           Controller



Date: August  13, 1996

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                   EXHIBIT INDEX


Exhibit                                                   Sequential
  No.                      Description                    Page No.

  4 Amendment No. 1, dated as of April 29, 1996 to the Third Amended and Revolving Credit
         Agreement, between Illinois Central Railroad
         Company and The First National Bank of Boston initially dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994, and further amended and restated as of April 28, 1995. (Incorporated by reference from
         Exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, for Illinois Central Railroad Company filed on August 13, 1996. (SEC File No. 1-7092))

11       Computation of Income per Common Share                E-1


27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for the purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).



(A)  Included herein as filed but not reproduced