Form 10-Q
period 1996-09-30
ILLINOIS CENTRAL CORP
filed 1996-11-08
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended  September 30, 1996

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


         YES   X                               NO


As of September 30, 1996, 61,419,756 common shares were outstanding.


                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                   FORM 10-Q

                Quarter and Nine Months Ended September 30, 1996


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

Exhibit Index                                                E-1



                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                      ($ in millions, except share data)
                                 (Unaudited)

                                 Three Months          Nine Month
                            Ended September 30,   Ended September 30
                                1996       1995        1996       1995
    Revenues               $   167.9 $    161.3   $   483.9 $    485.8
    Operating expenses:
    Labor and fringe benefits   49.3       50.2       141.9      144.5
    Leases and car hire         11.8       16.2        32.8       39.4
    Diesel fuel                  9.5        8.2        27.1       25.3
    Materials and supplies       8.8        8.8        24.8       27.4
    Depreciation and
     amortization               10.5        7.9        28.5       24.0
    Casualty, insurance
     and losses                  4.1        3.5         9.2       11.1
    Other taxes                  5.5        3.0        14.1       13.5
    Other                        6.9       10.4        27.3       29.1
    Operating expenses         106.4      108.2       305.7      314.3

    Operating income            61.5       53.1       178.2      171.5

    Other income
     (expense), net             (0.4)       0.4         0.7        0.2
    Interest expense, net       (9.8)      (6.8)      (24.4)     (22.7)
    Income before income
     taxes and
     extraordinary item,
     net                        51.3       46.7       154.5      149.0
    Provision for income
     taxes                      19.2       17.5        57.9       55.9

    Income before
     extraordinary item,        32.1       29.2        96.6       93.1

    Extraordinary item, net        -          -           -      (11.4)
    Net income             $    32.1 $     29.2   $    96.6 $     81.7

    Income per share:
      Income before
       extraordinary item,
       net                 $    0.52 $     0.47   $    1.56 $     1.47
      Extraordinary item,
       net                         -          -           -      (0.18)
    Income per share       $    0.52 $     0.47   $    1.56 $     1.29

    Weighted average
    number of shares
    of common stock
    and common stock
    equivalents
    outstanding          61,843,972  62,595,266  61,817,730  63,157,679


The following notes are an integral part of the consolidated financial statements.

              ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          ($ in millions)
                             (Unaudited)

ASSETS                      September 30,1996    December 31, 1995
Current assets:
   Cash and temporary
    cash investments          $     22.0      $         5.0
   Receivables, net of
    allowance for doubtful
    accounts of $1.6 in
    1996 and $2.0 in 1995           99.5               84.8
   Materials and supplies,
    at average cost                 18.9               14.9
   Assets held for
    disposition                      6.1                7.7
   Deferred income taxes
    - current                        2.2               19.1
   Other current assets              8.0                2.6
      Total current assets         177.7              134.1

Investments                         14.0               13.6

Properties:
   Transportation:
      Road and structures,
       including land            1,338.9            1,052.1
      Equipment                    254.8              225.6
   Other, principally land          41.5               41.0
      Total properties           1,635.2            1,318.7
   Accumulated depreciation        (48.9)             (44.0)
      Net properties             1,586.3            1,274.7

Other assets                        15.6               15.1
      Total assets            $  1,793.6      $     1,437.5


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of
    long-term debt            $      6.5      $        12.4
   Accounts payable                 61.6               56.6
   Dividends payable                12.3               11.9
   Income taxes payable                -                5.0
   Casualty and freight
    claims                          25.1               24.9
   Employee compensation and
    vacations                       16.5               16.9
   Taxes other than income
    taxes                           12.6               16.3
   Accrued redundancy reserves       4.3                4.3
   Other accrued expenses           78.5               61.9
      Total current liabilities    217.4              210.2

Long-term debt                     575.0              383.6
Deferred income taxes              345.5              246.2
Other liabilities and reserves     125.7              127.4

Contingencies and commitments

Stockholders' equity:
   Common stock, par value
   $.001, authorized 100,000,000
   shares, 64,295,584 shares
   issued and 61,419,756 shares
   outstanding                        0.1                0.1
   Additional paid-in capital       167.0              166.3
   Retained income                  427.9              368.2
   Treasury stock
   (2,875,828 shares)               (65.0)             (64.5)
       Total stockholders'
        equity                      530.0              470.1
Total liabilities and
 stockholders' equity          $  1,793.6      $     1,437.5

The following notes are an integral part of the consolidated financial statements.

                ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                ($ in millions)
                                 (Unaudited)

                                      Nine Months Ended September 30,
                                           1996               1995
Cash flows from operating activities :
   Net income                            $  96.6            $  81.7
   Reconciliation of net income to
    net cash provided by (used for)
    operating activities :
         Extraordinary item, net               -               11.4
         Depreciation and amortization      28.5               24.0
         Deferred income taxes              21.4               25.6
         Equity in undistributed
          earnings of affiliates,
          net of dividends received         (0.5)              (0.5)
         Net gains on sales of real
          estate                            (1.5)              (0.3)
         Cash changes in working capital   (11.0)              (1.9)
         Changes in other assets            (0.4)              (2.1)
         Changes in other liabilities
          and reserves                     (12.0)              (5.8)
            Net cash provided by
             operating activities          121.1              132.1

Cash flows from investing activities :
   Additions to properties                 (82.0)             (76.3)
   Acquisition of CCPH                    (146.8)                 -
   Proceeds from real estate sales           2.6                2.1
   Proceeds from equipment sales             2.6                2.2
   Proceeds from sales of investments          -                0.7
   Other                                    (8.0)              (2.8)
Net cash (used for) investing activities  (231.6)             (74.1)

Cash flows from financing activities :
   Proceeds from issuance of debt          210.5              250.0
   Principal payments on debt              (50.4)            (255.2)
   Net proceeds (payments) in
    commercial paper                         5.0               15.0
   Dividends paid                          (36.4)             (31.6)
   Stock repurchases                        (0.5)             (47.1)
   Purchase of subsidiary's common
    stock                                   (0.7)              (0.1)
Net cash provided by (used for) financing
 activities                                127.5              (69.0)
Changes in cash and temporary cash
 investments                                17.0              (11.0)
Cash and temporary cash investments
 at beginning of period                      5.0               24.2
Cash and temporary cash investments
 at end of period                        $  22.0            $  13.2

Supplemental disclosure of cash flow information :
   Cash paid during the year for:
      Interest (net of amount
       capitalized)                      $  21.7            $  21.8
      Income taxes                       $  45.4            $  28.7

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

2.   Common Stock and Dividends

     On September 11, 1996, the Board of Directors approved a quarterly dividend of $.20 per share which was paid October 8, 1996. The
     Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the ability of the Railroad and CCP Holdings, Inc. ("CCPH") to pay dividends to the Company. The Railroad is no longer subject to specific dividend restrictions. Covenants of the Railroad's Revolver and CCPH's Revolver require specified levels of tangible net worth. At September 30, 1996, the Railroad and CCPH exceeded their tangible net worth covenants by $25.7 million and $20.9 million, respectively.

3.   Stock Repurchase Program

     In 1995, the Company was in the midst of a $60 million stock repurchase program. A total of 2,475,000 shares of common stock were acquired in 1995 with $46.6 million being spent in the nine months ended September 30, 1995. In late 1995, the Board determined that the capital needed to fund the acquisition of CCPH (see Note 4), the expansion of the intermodal facility in Chicago and the construction of a bulk terminal facility in Louisiana precluded stock repurchases in 1996.

4.   CCP Holdings, Inc. Acquisition

     On June 12, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to IC and to loan $59.9 million (5.625% per annum) to IC. IC used the $109.9 million and its bank credit lines to acquire CCPH. The transaction closed June 13, 1996, following the effective date of the approval
     order issued by the Surface Transportation Board ("STB").   The
     purchase price was $145.2 million in cash (including $1.6 million in sellers' expenses), the assumption of approximately $2.5 million in debt, and approximately $17.3 million of capitalized lease obligations. Additionally, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

     CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota.

     The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996, and the accompanying unaudited consolidated financial statements reflect the operations of CCPH for the period June 13, 1996, to September 30, 1996. The allocation of the purchase cost has been based upon preliminary estimates. Revisions to the carrying values of CCPH's assets and liabilities will be made as detailed studies of CCPH's operations, assets and obligations are completed. In general, the purchase price allocations will be subject to adjustment for one year following the acquisition.

     The following pro-forma results of the Company are presented to reflect the Company's results of operations for the year ended December 31, 1995, and for the nine-month period ended September 30, 1996, as if CCPH had been acquired on January 1, 1995, and January 1, 1996, respectively ($ in millions except per share data):

                              Unaudited                 Unaudited
                               Year Ended            Nine Month Period
                          December 31, 1995    Ended September 30, 1996

Revenues                          $719.8                   $523.7
Operating income                   251.5                    192.5
Income before extraordinary
item                               135.5                    103.2
Net income                         124.1                    103.2

Income per share:
 - Before extraordinary item     $  2.15                  $  1.67
 - Net                           $  1.97                  $  1.67

5.   Subsequent Event - RAIL Sale

     On October 3, 1996, the Railroad sold its investment in an industry-captive company which will result in a one-time gain in the fourth quarter of approximately $7 million or $.07 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The discussion below takes into account the financial condition and results of operations of the Company for the periods presented in the consolidated financial statements. The results of CCP Holdings, Inc. ("CCPH") since acquisition on June 13, 1996 (see Note 4) are included in the three month and nine month periods ended September 30, 1996.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

            Revenues for 1996 increased from the prior year quarter by $6.6 million or 4.1% to $167.9 million. At the Railroad revenues declined $10.5 million following a 3.3% decrease in the number of carloadings coupled with a 3.4% decrease in the average freight revenue per carload. In addition to decreased carloadings in paper and forest products (9.5%) and grain and grain mill products (35.2%), the most significant factor affecting both declines was the lack of export grain in 1996 compared with the high levels of 1995. For the quarter intermodal loads increased 11.7%. At CCPH, third quarter revenues of $17.0 million were comprised of grain (29.0%), coal (39.4%), chemicals (11.2%) and all others (20.4%).

            Operating expenses overall declined in the third quarter of 1996 $1.8 million or 1.7%. Labor and fringe costs include wage increases negotiated with eight of the Railroads' eleven unions. This category declined, however, from 1995 primarily as a result of lower traffic levels in 1996 and elimination of high overtime caused by congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels.
In 1995, favorable one time adjustments on several capital leases were recorded. Other taxes in 1996 reflect normal accruals based on current assessments. The prior year was reduced by negotiated settlements with various taxing authorities. Other expenses reflect the one time reversal of non revenue related accruals to actual experience ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented us from receiving ($.7 miilion).

            Operating income for 1996 increased by $8.4 or 15.8% to $61.5 million for the reasons cited above.

            Net interest expense of $9.8 million for 1996 increased 44.1% compared to $6.8 million in 1995. The 1996 expense includes $1.8 million from increased commercial paper borrowings to support the $109.9 million transferred from the Railroad in June 1996 in connection with the acquisition of CCPH. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

            Revenues for 1996 decreased from the prior year by $1.9 million to $483.9 million. At the Railroad revenues increased $23.0 million as a result of a 6.3% decrease in the number of carloadings coupled with a 1.5% decrease in the average revenue per carload. In 1996, the Railroad experienced decreased carloadings in coal (10.2%), chemicals (1.6%) grain and grain products (22.0%) paper and forest products (5.1%) partially offset by increased intermodal loads (11.0%). At CCPH, revenues of $20.9 million were comprised of grain and grain mill products (31.9%), coal (37.9%), chemicals (10.1%) and all others (20.1%).

            Operating expenses overall declined in 1996 $8.6 million or 2.7%. Labor and fringe costs include wage increases negotiated with eight of the Railroads' eleven unions. This category declined, however, from 1995 primarily as a result of lower traffic levels in 1996 and elimination of high overtime caused by the congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one time adjustments on several capital leases were recorded. Other taxes in 1996 reflects normal accruals based on current assessments. The prior year was reduced by negotiated settlements with various taxing authorities. Other expenses reflect the one time reversal of non revenue related accruals to actual experience ($2.5 miilion).

            Operating income for 1996 decreased by $6.7 million or 3.9% to $178.2 million for the reasons cited above.

            Net interest expenses of $24.4 million for 1996 increased 7.5% compared to $22.7 million in 1995. The 1996 expense includes $2.1 million from the Railroad's increased commercial paper borrowings to support the $109.9 million transferred to the Company in June 1996. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.


Liquidity and Capital Resources

Operating Data:

                                        Nine Months Ended September 30,
                                               1996          1995
                                                ($ in millions)
Cash flows provided by (used for):
   Operating activities                    $  121.1       $ 132.1
   Investing activities                      (231.6)       (74.1)
   Financing activities                       127.5          (69.0)
     Net change in cash and
       temporary cash investments           $  17.0         $(11.0)

   Operating activities in 1996 provided $121.1 million in cash, primarily from net income before depreciation and deferred taxes.

Additions to property  were as follows:

                                     Nine Months Ended September 30,
                                        1996               1995
                                            ($ in millions)

   Communications and signals               $  14.2      $  7.1
   Equipment-rolling stock                     23.4        31.8
   Track and bridges                           38.3        34.9
   Other                                        6.1         2.5
        Total                               $  82.0      $ 76.3

   Property retirements and removals generated proceeds of $5.2 million and $4.3 million in 1996 and 1995, respectively.

   The Company anticipates that capital expenditures for 1996, excluding the acquisition cost of CCP Holdings, Inc., will be approximately $126 million of which $86 million of base expenditures will concentrate on track maintenance (i.e., renewal of track structure
including bridges) and freight car upgrades.   Approximately $20 million
will be incurred to expand the Company's intermodal facility in Chicago to serve Canadian National Railway. Additionally, expenditures of $12.2 million of the $50 million needed to construct a bulk transfer facility along the Mississippi River in Louisiana are anticipated in 1996. Delays in negotiations with a tenant for this facility are the primary reason for
timing shift of expenditures from 1996 to 1997.   These expenditures are
expected to be met from current operations or other available sources.

   The Railroad has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At September 30, 1996, the commercial paper has been rated A2, P2 and F2 and $62.0 million was outstanding. The average interest rate on commercial paper for the nine month period ended September 30, 1996, was 5.62% with a range of 5.41% to 6.06%. The Railroad views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. The Railroad's public debt is rated Baa2 by Moody's and BBB by S&P.

   In 1994, the Railroad entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. The Railroad services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At September 30, 1996, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million and $2.3 million for the nine month periods ended September 30, 1996 and 1995, respectively.

   In April 1996, the Railroad concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated, for the fourth time since becoming unsecured in September 1993. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter of 1996 and extended the expiration date to 2001. Fees and borrowing spreads are predicated on the Railroad's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for the Railroad's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of the Railroad under the facility. No amounts have been drawn under the Revolver. At September 30, 1996, the $250 million was limited to $188.0 million because $62.0 million in commercial paper was outstanding.

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

   At September 30, 1996, $40.5 million of CCPH's Revolver was outstanding. CCPH used $5 million to repay amounts outstanding under a predecessor revolver which was then cancelled and $35 million to fund a dividend to the Company following its acquisition of CCPH.

   The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1997. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 4), which was repaid in June. At September 30, 1996, no amounts were drawn under this agreement. The Company's financing/leasing subsidiaries lease equipment to the Railroad and have approximately $10.0 million in long-term borrowing agreements which were used to acquire locomotive and freight car equipment during 1993 and 1991. Lease revenue and corresponding expense eliminated in consolidation was $3.6 million and $10.8 million in the third quarter of 1996 and for the nine months ended September 30, 1996.

   On July 30, 1996, the Railroad issued $50 million of 7.12% medium term notes due 2001 and $30 million of 6.85% medium term notes due 1999. On August 9, 1996, the Railroad issued $50 million of 6.72% medium term notes due 2001 (together the "MTN's"). The MTN's were issued under a $200 million shelf registration declared effective July 23, 1996.

   The Railroad has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of the Railroad's short-term diesel fuel requirements through June 1997 are protected against significant price changes.

   In October 1996, the Brotherhood of Maintenance of Way Employees (BMWE) memebership ratified a new agreement which settles wage and work rules through 1999. The Railroad continues to negotiate with its two remaining operating unions on a local level, while no agreements are pending agreements may be reached that require significant lump sum payments.
It is too early to determine if separate agreements will be reached but management believes available funding sources will be sufficient to meet any required payments.

   The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

   Certain covenants of the Railroad's debt agreements and CCPH's
Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. Both the Railroad and CCPH were in compliance with all covenants at September 30, 1996, and do not contemplate any difficulty maintaining such compliance.

   The Railroad paid dividends to the Company of $107.7 million in 1995, $42.5 million in 1994 and $27.4 million in 1993. At September 30, 1996, the Railroad and CCPH exceeded their tangible net worth covenants by $25.7 million and $20.9 million, respectively. Through October 1996, the Railroad has declared and paid total dividends of $109.8 million to the Company, which includes the March 1996 transfer by the Railroad of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

   Long-Term Equity Enhancement Program

   The Company paid its eighteenth consecutive quarterly cash dividend on October 8, 1996. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

   During 1995, the Company acquired a total of 2,475,000 shares in open market transactions for $60 million. While share repurchases were intended to be an annual component of the Long-Term Equity Enhancement Program, the Board concluded that the level of other capital needs (see above) warranted the suspension of share repurchases in 1996. The Board intends to review the level of stock repurchase annually.

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

   For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company's potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1996, the Company estimated the probable range of its estimated liability to be $14.0 million to $48.5 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $14.0 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contribution where the Company is primarily liable.

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

CCP Holdings, Inc. Acquisition

   On June 12, 1996, the Railroad used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to the Company and to loan $59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB"). The purchase price was $145.2 million in cash (including $1.6 million in sellers' expenses), the assumption of approximately $2.5 million in debt, and approximately $17.3 million of capitalized lease obligations. Additionally, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

   CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago west to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa north to Albert Lea, Minnesota.

RAIL

   On October 3, 1996, the Railroad sold its investment in an industry-captive insurance company which will result in a one-time gain in the fourth quarter of approximately $7 million or $.07 per share.

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










Date:  November 8, 1996

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                   EXHIBIT INDEX


Exhibit                                                    Sequential
  No.                      Description                     Page No.

4                     Form of Revolving Credit Agreement
                      between CCP Holdings, Inc., Chicago,
                      Central & Pacific Railroad Company,
                      Cedar River Railroad Company,
                      Iron Horse Properties, Inc.,
                      Missouri River Bridge
                      Company and the First National Bank
                      of Boston and Bank of America National
                      Trust and Savings
                      Association dated as of June 14, 1996.    (A)

11                    Computation of Income per Common Share    E-2


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



(A) Included herein as filed but not reproduced.