Form 10-K
period 1996-12-31
ILLINOIS CENTRAL CORP
filed 1997-03-21
CIK 859119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,016 million. For purposes of the foregoing statement only, directors and executive officers of the registrant have beenassumed to be affiliates.

     As of March 14, 1997, there were 61,406,831 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-K

                          Year Ended December 31, 1996

                                      INDEX

PART I                                                                10-K Page

  Item 1.     Business.......................................................  3
  Item 2.     Properties..................................................... 10
  Item 3.     Legal Proceedings.............................................. 14
  Item 4.     Submission of Matters to a Vote of Security Holders............ 15

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................... . 16
  Item 6.     Selected Financial Data........................................ 16
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 18
  Item 8.     Financial Statements and Supplementary Data.................... 30
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................... 30

PART III

  Item 10.    Directors and Executive Officers of the Registrant              31
  Item 11.    Executive Compensation ........................................ 32
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................... 32
  Item 13.    Certain Relationships and Related Transactions................. 32

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................... 33

SIGNATURES................................................................... 34

                                     PART I

Item 1.  Business

Background

         Illinois Central Corporation (the "Company"), was incorporated under the laws of Delaware on January 27, 1989. The principal executive office of the Company is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

         The Company, through its wholly-owned subsidiary, Illinois Central Railroad Company ("ICRR") traces its origin to 1851, when ICRR was incorporated as the nation's first land grant railroad. On June 13, 1996, the Company acquired in a purchase transaction CCP Holdings, Inc. (CCPH). ICRR and CCPH are principally engaged in the rail freight transportation business. ICRR operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, coal, paper, grain and milled grain, and intermodal trailers and containers. CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of track. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota. See "Managements Discussion and Analysis of Financial Condition and Results of Operations Significant Developments" for additional information on the 1996 acquisition of CCPH.

         In addition to ICRR and CCPH, the Company's other wholly-owned subsidiary, IC Financial Services Corporation ("IC Financial"), was formed to finance through various special purpose companies the acquisition of locomotives and freight cars which are leased to ICRR. IC Financial also functions as the investment vehicle by which non-rail related activities are conducted. See "Terminal Operations."

Plan 2000

         In the spring of 1995, the Company developed and announced Plan 2000. This new plan is designed to build on the success of the 1992 plan and position the Company for the next century. Plan 2000 calls for (i) revenue to grow from the 1994 base of $595 million to $800 million by the end of 1999, (ii) the continued reduction of the operating ratio to below 60%, and (iii) a Long-Term Equity Enhancement Program of increased dividends and share repurchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments."

Commodities and Customers

         ICRR's customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into commodity groups: chemicals, coal, grain, paper, grain mill and food products, intermodal and other commodities. In 1996, a customer accounted for approximately 8% of revenues (two other customers exceeded 5% and no other customer exceeded 5%) and the ten largest customers accounted for approximately 37% of revenues.

         In order to address the diversity of the Company's customer base, ICRR's marketing department is organized into two major groups - Bulk and Consumer Products. The Bulk group is responsible for coal, chemicals and grain related products. The Consumer group covers forest products, intermodal and metals. These units work with current and prospective customers to develop customized shipping solutions.

         The principal elements of these commodity groupings are as follows:

   CHEMICALS.....A wide variety of chemicals and related products such as chlorine, caustic soda, potash, soda ash, vinyl chloride monomer, carbon dioxide, synthetic resins, alcohols, glycols, styrene monomer, plastics, sulfuric acid, muriatic acid, anhydrous ammonia, phosphates, mixed fertilizer compounds and carbon blacks.

   COAL.....Bituminous and metallurgical coal.

   GRAIN.....Corn, wheat, soybeans, sorghum, barley and oats.

   PAPER.....Pulpboard,  fiberboard,  woodpulp,  printing paper, newsprint and scrap or waste paper.

     GRAIN MILL & FOOD  PRODUCTS.....Products  obtained by processing  grain and other farm products such as feed, soybean meal, corn syrup, flour and middlings, animal packinghouse by-products (tallow), canned food, corn oil, soybean oil, vegetable oils, malt liquors, sugar and molasses

     INTERMODAL......A  wide variety of products shipped either in containers or trailers on specially designed cars.

     OTHER.....Pulpwood and chips, lumber and other wood products;  sand, gravel and stone, coke and petroleum products, metallic ores and other bulk commodities; primary and scrap metals, machinery and metal products, appliances, automobiles and parts, transportation equipment and farm machinery; glass and clay products, ordnance and explosives, rubber and plastic products, and general commodities.

         The respective percentage contributions by principal commodity group to ICRR's freight revenues and revenue ton miles during the past five years are set forth below:

       Contributions to Total Freight Revenues by Commodity Group for ICRR Commodity
 Group                              1996    1995      1994     1993        1992
Chemicals.......................... 27.6%   26.4 %    24.8%    25.0%       24.3%
Coal............................... 14.1    13.5      15.2     12.8        15.3
Grain.............................. 10.3    14.1      10.2     14.0        12.2
Paper.............................. 12.6    12.6      12.2     12.4        12.1
Grain mill & food products.........  8.6     8.9       8.5      9.8         8.8
Intermodal.........................  8.7     7.6       6.6      5.4         5.4
All other.......................... 18.1    16.9      22.5     20.6        21.9
Total..............................100.0%  100.0%    100.0%   100.0%      100.0%

          Contribution to Revenue Ton Miles by Commodity Group for ICRR
 Commodity
 Group                             1996     1995      1994      1993       1992
Chemicals..........................16.6%    14.6%     15.8%     15.9%      15.1%
Coal...............................24.1     20.8      24.0      15.1       18.2
Grain..............................18.3     26.8      20.0      27.9       27.3
Paper.............................. 9.3      9.0       9.8       9.6        9.0
Grain mill & food products......... 9.3      9.8       9.3       9.9        9.0
Intermodal......................... 6.5      5.5       5.5       3.7        3.1
All other..........................15.9     13.5      15.6      17.9       18.3
Total.............................100.0%   100.0%    100.0%    100.0%     100.0%


         At CCPH, revenues of $40.2 million were comprised of grain (39%), coal (19%), chemicals (14%) and all others (28%).

         In 1996, approximately 68% of ICRR's freight traffic originated on its own lines, of which approximately 21% was forwarded to other carriers. Approximately 17% of ICRR's freight traffic was received from other carriers for final delivery by ICRR, and the balance of approximately 15% represented bridge or through traffic.

Terminal Operations

         The Company currently has three terminal facilities either operating or under construction. The first facility is a "transload" facility located in Harvey, Illinois. This facility stores cars of plastic pellets which are loaded subsequently into tanker trucks (i.e., transload) for distribution to smaller, non-rail served manufacturers. During 1997, the Company plans to double the size of this facility.

         In 1996, IC Financial formed a subsidiary, IC RailMarine Terminal Company, to construct and operate an import/export, dry-bulk handling terminal on the Lower Mississippi River. And recently IC Financial made an investment ($5.9 million) in a liquid-bulk storage and distribution terminal that has been serving the petroleum and petrochemical industries for more than 15 years. Both facilities are located just south of Baton Rouge, Louisiana. The dry-bulk terminal will be operational in late 1997 or early 1998.

Operating Statistics

         Set forth below is certain information relating to ICRR's freight traffic during the past five years:
                                 1996     1995     1994     1993     1992

Carloads (in thousands)           927      957      915      848      852
Freight train miles
  (in thousands)1.............  7,950    7,758    7,179    5,659    5,149
Revenue ton miles of freight
  traffic (in millions)2...... 22,132   24,635   21,160   20,334   18,734
Revenue tons per carload         71.7     74.7     76.3     79.1     76.6
Average length of haul
  (in miles)..................    309      328      286      293      284
Gross freight revenue per
  ton mile3...................  $.026   $ .025  $  .027  $  .027  $  .029
Net freight ton miles per
  average route mile
  (in millions)...............    8.4      9.3      7.9      7.5      6.8
Gallons per ton mile4......... .00236   .00234   .00248   .00251   .00269
Active locomotives............    331      333      328      322      331
Track resurfacing (miles)       1,360    1,360    1,397    1,293    1,465
Percent resurfaced............  33.7%    32.2%    33.0%    29.8%    32.0%
Ties laid in replacement
  (including switch ties).....425,999  408,760  346,994  323,764  296,536
Slow order miles.............. 100.00   209.76   275.79   152.32   135.42



1 Freight train miles equals the total number of miles traveled by all trains in the movement of freight.
2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
3 Revenue per ton mile equals net freight  revenue  divided by revenue ton miles of freight traffic.
4 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following tables summarize operating expense-to-revenue ratios of the Company for each of the past five years, excluding the effect of the $8.9 million pretax special charge in 1992. The first table analyzes the various components of operating expenses based on the line items appearing on the income statements, whereas the second table is based on Surface Transportation Board ("STB") functional groupings. Ratios for 1996 reflect the results of CCPH for the period June 13, 1996 (date of acquisition) to December 31, 1996. As a result, 1996 is not directly comparable to prior periods.

     Ratio                           1996    1995    1994    1993    1992

Operating 1.....................     63.3%   64.3%   66.4%   68.3%   70.8%
Labor and fringe benefits ......     29.2    30.2    31.0    31.1    32.0
Leases and car hire ............      6.8     7.2     8.2    11.9    12.6
Diesel fuel ....................      5.8     5.1     5.3     5.4     5.5
Materials and supplies .........      5.0     5.4     6.0     6.2     5.8
Depreciation and amortization ..      6.0     5.3     4.6     4.2     4.4
Casualty, insurance and losses .      1.8     2.7     4.0     3.8     4.8
Other taxes ....................      2.8     2.8     3.0     2.9     2.4
Other ..........................      5.9     5.6     4.3     2.8     3.3


                                     1996    1995    1994    1993    1992

Operating1 ..............            63.3%   64.3%   66.4%   68.3%   70.8%
Transportation2 .........            27.9    28.2    28.9    29.6    31.6
Maintenance of way3 .....             7.2     7.8     7.7     7.2     7.0
Maintenance of equipment4            18.5    18.9    19.2    20.7    22.5




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

Employees; Labor Relations

         Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act. Employees in the railroad industry are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further as the proportion of retired employees receiving benefits increases relative to the number of working employees. Railroad employees are also covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

         Approximately 90% of all employees are represented by one of eleven unions. The general approach to labor negotiations by Class I railroads is to bargain on a collective national basis. For several years now, one of management's guiding principles is that local -- rather than national, industry-wide -- negotiations will result in labor agreements that better address both employees' concerns and preferences and the Company's actual operating environment. Therefore, beginning in late 1994, ICRR began negotiating separate distinct agreements with each of its eleven unions. To date, ten of ICRR's eleven bargaining units, representing 85% of ICRR's represented workforce, have ratified local agreements that resolve wage and work-rule issues through 1999 for shop crafts and through the year 2000 for trainmen. The latter agreement is similar to the national agreement, except that the timing of various rate increases and lump sum payments has been changed. ICRR continues to negotiate with the Brotherhood of Locomotive Engineers, its only unsigned union. At CCPH, labor negotiations are all local and nine of the ten agreements have become subject to renegotiation, however, cost of living allowance provisions and other terms in each agreement will continue until new agreements are reached.

         There are risks associated with negotiating locally. Presidents and Congress have repeatedly demonstrated they will step in to avoid national strikes, while a local dispute may not generate federal intervention, making a work stoppage potentially more likely. ICRR's management believes the potential mutual benefits of local bargaining outweigh the risk.

The following table shows the average annual employment levels for the last five years:

                          1996    1995    1994    1993    1992
Total employees - ICRR   3,238   3,268   3,250   3,306   3,421
                - CCPH     379     N/A     N/A     N/A     N/A

N/A = Not Applicable


          Management believes that over the next several years attrition and retirements will be the primary source of future declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with Plan 2000. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - CCP Holdings, Inc. Acquisition." Regulatory Matters; Freight Rates; Environmental Considerations

         ICRR is subject to significant governmental regulation by the STB and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

         The jurisdiction of the STB encompasses, among other things, rates charged for certain transportation services, assumption of certain liabilities by railroads, mergers or the acquisition of control of one carrier by another carrier and extension or abandonment of rail lines or services.

         The Federal Railroad Administration, the Occupational Safety and Health Administration and certain state transportation agencies have jurisdiction over railroad safety matters. These agencies prescribe and enforce regulations concerning car and locomotive safety equipment, track safety standards, employee work conditions and other operating practices.

         ICRR currently transports a significant volume of Southern Illinois coal. Much of the coal from mines in that area will not meet the environmental standards of the Clean Air Act without blending with compliance coal or installation of air scrubbers at point of use. As a result, this source of traffic is expected to decline. On the other hand, ICRR expects to participate in additional movements of Western coal and certain Southern Illinois coal which does comply. Overall, management believes that implementation of the Clean Air Act is unlikely to have a material adverse effect on the results of the Company.

         Currently, the utility industry is undergoing deregulation. Some analysts have suggested that utility deregulation will significantly reduce rail revenues. However, the impact of utility deregulation on the Company should be less than the affect on other railroads because there are no captive utilities served by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" for additional comments.

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

Competition

         ICRR and CCPH, to a lesser extent, face intense competition for freight traffic from motor, water, and pipeline carriers and from other railroads. Competition is generally based on the rates charged and the quality and reliability of the service provided. Low fuel prices disproportionately benefit trucking operations over railroad operations since fuel costs are a relatively larger cost component for trucking companies. The trucking industry frequently is more cost and transit-time competitive than railroads, particularly for distances of less than 300 miles. While deregulation of freight rates under the Staggers Act has greatly increased the ability of railroads to compete with each other and alternate modes of transportation, changes in governmental regulations (particularly changes to the Staggers Act) could significantly affect the Company's competitive position. At December 31, 1996, there were 10 railroads in the United States and Canada classified by revenues as Class I railroads. ICRR is ninth in revenues and has the best operating ratio.

         To a greater degree than other rail carriers, ICRR is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, sometimes represents a lower cost mode of transportation. As a result, ICRR's revenue per ton-mile has generally been lower than industry averages for these commodities. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts. These interruptions cause widely fluctuating rates. ICRR's ability to maintain its market share of the available freight has traditionally been affected by the navigational conditions on the river. However, it appears to the Company that worn-out barges are coming off the Mississippi at a faster rate than new barge capacity is being added. A net reduction of barge capacity could lead to firmer, less variable barge pricing than has been the case over the last 15 years or so. If this trend develops, ICRR may benefit.

         Most of the Company's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of the Company. The mega-carriers could use their size and pricing power to block shippers' access to efficient gateways and routing options that are currently and have been historically available. To date, mergers have not had a material adverse impact on the results or financial condition of the Company.

         While there may be risks from future mergers, the Company believes those risks are manageable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liens on Properties

         Approximately 59 (75%) locomotives and 1,510 (78%) rail cars owned by IC Financial are subject to liens by the lenders. Neither the Company, ICRR nor CCPH are subject to these liens.


Liability Insurance

         The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $335 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

         System. As of December 31, 1996, ICRR's total system consisted of approximately 4,500 miles of track comprised of 2,600 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. ICRR owns all of the track except for 190 miles operated by agreements over track owned by other railroads. CCPH's total system consisted of approximately 850 miles of track.

         Track and Structures. The following amounts have been spent during the five years ended December 31, 1996, on track and structure to construct and maintain rail lines and related signal equipment, and other facilities ($ in millions):

                     Capital
                  Expenditures   Maintenance           Total

19961 ..........   $   95.4 $       25.6          $  121.0
1995 ...........       66.9         33.5             100.4
1994 ...........       63.2         29.1              92.3
1993 ...........       50.3         25.1              75.4
1992 ...........       46.4         23.0              69.4

           Total   $  322.2     $  136.3          $  458.5



1 Includes CCPH from June 13, 1996, $4.2 million, $1.9 million, $6.1 million, respectively.

         These expenditures have concentrated primarily on the rehabilitation of the track roadway and bridges. Approximately, 1,400 miles of roadway ballast was resurfaced in each of the last three years. In 1996 a total of $20.1 million was spent to construct an intermodal terminal facility for the Canadian National Railroad ("CN Terminal"). The largest projects were a total of $11.4 million to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control in 1993 and 1994 and a total of $11.4 million was spent to construct new or expanded intermodal facilities in Chicago and Memphis in 1992 and 1994. Some of the projects at CCPH were performed with grants from the Iowa Department of Transportation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of future capital expenditures.

         Locomotives and Freight Cars. The Company's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years purchases of 61 used SD-40-2's and 20-new SD-70's have enabled ICRR to replace older, lower horsepower and less efficient locomotives. (The 20 SD-70's replaced 31 older, smaller locomotives.)

         IC Financial acquired the SD-70's in 1995 and all are leased to ICRR. Management is currently rationalizing CCPH's locomotive fleet and instituting revised maintenance, fueling and train assignment practices. Less-efficient, high-maintenance locomotives are being stored, sold or scrapped.

         Locomotive modernization and acquisition were part of a change in operational philosophy concerning equipment which resulted in adoption of an equipment ownership program in 1993.

         The program included lease conversions whereby equipment was acquired outright or leased under more favorable lease terms by the Company. Through 1995, the conversion program involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $7.1 million and $24.7 million of capital leases were recorded in 1995 and 1994, respectively. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

         Approximately 1,800 of the cars owned by IC Financial are leased to ICRR. The remaining cars are leased to other non-affiliated companies. When those leases expire, ICRR has first right of refusal to lease the equipment. If ICRR exercises its rights, other leased equipment will be returned to the independent and third-party lessors or short-term car hire agreements are terminated.

         The third segment of the equipment program was a significant upgrade of the highway trailer fleet used in intermodal service. In 1992, the entire fleet of old leased trailers, approximately 880, was replaced with 800 brand new trailers. Expanding intermodal volume necessitated the addition of another 100 trailers in 1994.

         During 1994 ICRR repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until ICRR anticipates it will need the equipment.

         In 1996, ICRR began a covered hopper fleet program under which existing equipment was either modernized or replaced. Approximately 800 cars, operated under short-term car hire arrangements or various leases, were returned and replaced by 600 newly built high capacity hoppers which are being leased under an operating lease from an unrelated third party.

         The following is the overall fleet at December 31:

Total Units:         1996           1995         1994          1993         1992
Locomotives1.....     435            397          417           468          449
Freight cars.....  16,619         15,872       16,498        16,634       15,877
Work equipment...     655            654          625           745          902
Highway trailers.     889            898          898           898          203



1 Approximately 55 locomotives need repair before they can be returned to service. This equipment is repaired if needed on an ongoing basis or sold. ICRR sold 6, 40, 48, 23 and 66 surplus locomotives in 1996, 1995, 1994, 1993 and 1992, respectively. The active fleet is 331 as of December 31, 1996.

    The components of the fleet by subsidiary and in total for 1996 and in total for 1995 are shown below:
                                                IC
                             ICRR    CCPH   Financial  1996     1995
Description1           Total(2)(3)   Total    Total    Total    Total

Locomotives:
  Multipurpose ........      230       42       79      351      312
  Switching ...........       82        2     --         84       85
            Total .....      312       44       79      435      397

Freight Cars:
 Box (general service)       318     --      1,126    1,444    1,481
 Box (special purpose)     2,523       34      384    2,941    3,011
 Gondola ..............    1,555       60     --      1,615    1,428
 Hopper (open top) ....    3,784       43      436    4,263    4,287
 Hopper (covered) .....    3,945      525     --      4,470    3,554
 Flat .................      596       14     --        610      705
 Other ................    1,276     --       --      1,276    1,406
                  Total   13,997      676    1,946   16,619   15,872
 Work Equipment .......      655                        655      654
  Highway trailers ....      889                        889      898


1 In addition,  approximately  1,575  freight cars were being used by ICRR under short-term car hire agreements.
2 Includes 25 locomotives and 765 freight cars under capital leases.
3 Excludes equipment listed under IC Financial.

Environmental Conditions

         ICRR faces potential environmental cleanup costs associated with approximately 25 contaminated sites and various fueling facilities for which a total of $17 million has been reserved as of December 31, 1996. The most significant of those sites are described below.

Mobile, Alabama

          ICRR  owned  property  in  Mobile  prior to 1976  upon  which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. ICRR has been participating in joint cleanup efforts with the current owner and ICRR's former lessee. See Item
3. "Legal Proceedings."

Jackson, Tennessee

          A rail yard in Jackson, Tennessee, formerly owned by ICRR has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethane (TCE) in the adjacent municipal water well field. ICRR formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. ICRR believes it has demonstrated that the TCE did not come from its operation, or from this site. See Item 3. "Legal Proceedings."

McComb, Mississippi

         ICRR has conducted a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. Currently, ICRR is preparing a remediation plan under the supervision of the Mississippi Bureau of Pollution Control. Estimates of remaining clean up costs range between $2.7 million and $8.0 million.

Kegley, Illinois

         Emergency response action has been taken by ICRR at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. ICRR has enrolled in Illinois' Pre-Notice Site Cleanup Program and is voluntarily remediating the site. Estimates of remaining clean up costs range between $1.4 million and $7.0 million. ICRR believes the shipper bears some responsibility for the release and has initiated legal action.

East Hazel Crest, Illinois

         In 1994 ICRR learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. The Company has replaced the fuel tank and piping, has constructed a groundwater remediation system and has enrolled the site in Illinois' Pre-Notice Site Cleanup Program. See Item 3. "Legal Proceedings."

Fueling Facilities

         ICRR has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and ICRR has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

          ICRR has been identified as a Potentially Responsible Party ("PRP") at a site where waste oil was allegedly processed and disposed. ICRR is alleged to have generated some of the waste oil. ICRR believes any contribution it may have made to the site contamination is de minimis. See Item 3. "Legal Proceedings."

Item 3.  Legal Proceedings

          State of Alabama, et al. v. Alabama Wood Treating Corporation, Inc., et al., S.D. Ala. No. 85-0642-C

         The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include ICRR, which owned the land until 1976, Alabama Wood Treating Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from ICRR and conducted creosote operations on the site. In December 1976, ICRR sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

         In 1986, ASD, RII and ICRR agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. ICRR has contributed $2.3 million. Further clean-up activities are anticipated, the cost of which could range from $1.8 million to $10.7 million depending upon the clean up standards and remediation methods ultimately required and utilized. Under the agreement, ICRR's share of the costs would range from $600,000 to $3.6 million.

         Under the agreement, if any party disagrees with the amount determined by the joint technical committee to be expended or otherwise disagrees with any aspect of the clean-up, such party may decline further participation and recommence legal proceedings. However, amounts already contributed by any party will be credited against that party's eventual liability and may not be recovered from any other party. No party has declined further participation.

          In the Matter of Illinois Central Railroad Company, et al., Tennessee Division of Superfund No. 94-0187

         The Tennessee Department of Environment and Conservation, on June 6, 1994, issued a Remedial Order requiring cleanup by ICRR and the current owners of a site in Jackson, Tennessee. ICRR operated a rail yard and locomotive repair facility at the site. Trichloroethane ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. A preliminary remedial investigation and feasibility study has been completed which indicates the TCE in the water wells came from an adjacent municipal dump and not from operations on this site. Exclusive of ground-water, cleanup, ICRR estimates total clean up costs between $3.5 million and $7.6 million and expects another PRP's to share in the expense.

          People of the State of Illinois v. Illinois Central Railroad Company No. 95 CH842 (Circuit Court of Cook County, Illinois)

         On February 2, 1995, the State of Illinois filed a Complaint for Injunction and Civil Penalties against ICRR relating to a release of diesel fuel from an underground pipeline at ICRR's Markham Yard facility in East Hazel Crest, Illinois. The Complaint alleges that ICRR violated State water pollution statutes by allowing diesel fuel to enter waters of the State and seeks an order compelling ICRR to take necessary corrective actions at the site and to pay a civil penalty of $100,000. ICRR has replaced its fueling tanks and pipelines, and expects remaining clean up costs to range between $.4 million and $3.0 million.

South Eighth Street Landfill, West Memphis, Arkansas.

         ICRR was named by the EPA as a Potentially Responsible Party in connection with a sludge oil pit at this location. It is alleged that ICRR along with numerous other commercial and governmental entities generated used oil which was processed at this site and thus contributed to the contaminated sludge on the site. ICRR has entered into an agreement with numerous other PRP's under which ICRR's share of the clean up cost will be .2%. Based on estimates of the likely remediation cost, ICRR's contribution under the PRP agreement is expected to be less than $20,000.

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

                                            Stock Price          Dividends Paid
                                         High         Low          Per Share

 1994
 First Quarter......................  $25.750      $21.583         $  .14
 Second Quarter.....................   25.250       20.333            .14
 Third Quarter......................   21.167       19.550            .14
 Fourth Quarter.....................   21.000       19.083            .14

 1995
 First Quarter......................  $23.500      $20.500         $  .17
 Second Quarter.....................   23.750       21.833            .17
 Third Quarter......................   28.000       23.000            .17
 Fourth Quarter.....................   28.667       24.500            .17

 1996
 First Quarter......................  $28.750      $23.667          $ .20
 Second Quarter.....................   30.750       27.000            .20
 Third Quarter......................   31.875       26.875            .20
 Fourth Quarter.....................   34.375       29.500            .20

 1997
 First Quarter (through
  March 14, 1997)                     $36.125      $30.500         $  .23

           As of March 14, 1997, there were approximately 25,000 stockholders based on estimates of beneficial ownership. The closing price of the Common Stock as reported on the New York Stock Exchange Composite Tape on March 14, 1997 was $34.125 per share.

Item 6.  Selected Financial Data

         The following table sets forth selected historical consolidated financial data of the Company for the five years ended December 31, 1996, all derived from the consolidated financial statements of the Company which were audited by Arthur Andersen LLP. This summary should be read in conjunction with the consolidated financial statements included elsewhere in this Report and the schedules and notes thereto. The selected financial data for 1996 includes the results of CCPH for the period June 13, 1996 (date of acquisition) to December 31, 1996. Therefore, data for 1996 is not directly comparable to pre 1996 data.





                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                       ($ in millions, except share data)


                                          Years Ended December 31,
                                1996       1995       1994       1993       1992

Income Statement Data (1):
Revenues...................     $  657.5   $  645.3   $  595.3   $  565.9   $  548.5
Operating expenses before
   special charge..............    416.3      414.8      395.0      386.4      388.1
Special charge.................        -          -          -          -        8.9
Operating income...............    241.2      230.5      200.3      179.5      151.5
Other income (expense), net....      8.6       (0.2)       1.0        1.7        2.0
Interest expense, net..........    (34.1)     (29.5)     (28.4)     (33.1)     (43.6)
Income before income taxes,
   extraordinary item and cumulative
   effect of changes in accounting
   principles..................    215.7      200.8      172.9      148.1      109.9
Provision for income taxes.....     79.1       71.0       59.0       56.4       37.4
Income before extraordinary item
   and cumulative effect of changes
   in accounting principles....    136.6      129.8      113.9       91.7       72.5
Extraordinary item, net........        -      (11.4)         -      (23.4)         -
Cumulative effect of changes in
   accounting principles.......        -          -          -       (0.1)      23.4
Net income ................     $  136.6   $  118.4   $  113.9   $   68.2   $   95.9

Income per share (2):
   Before extraordinary item and
      accounting changes...     $   2.21   $   2.06   $   1.78   $   1.43   $   1.13
   Extraordinary item..........        -      (0.18)         -      (0.36)         -
   Accounting changes..........        -          -          -          -       0.37
      Net income per share      $   2.21   $   1.88   $   1.78   $   1.07   $   1.50

Weighted average number of
   common shares outstanding
   (in thousands)(2)...........   61,877     62,885     64,089     64,020     63,900

Cash dividends declared per
   common share (2)........     $   0.83   $   0.71   $   0.59   $   0.46   $   0.33

Operating ratio (3)............     63.3%      64.3%      66.4%      68.3%      70.8%

                                       17

                                             At December 31,
                               1996       1995       1994       1993       1992
Balance Sheet Data (4):
Total assets............. $  1911.4  $  1437.5  $  1308.7  $  1258.7  $  1206.1
Long-term debt............... 633.7      383.6      328.6      360.3      367.3
Stockholders' equity..... ... 555.5      470.1      454.1      377.4      338.8
Working capital (deficit)....  16.6      (76.1)     (65.4)     (32.4)      (2.9)


1. Results for 1996 include results of CCPH since June 13, 1996.
2. Restated to give effect to a 3-for-2 stock split declared in January 1996. 3.Operating ratio is the ratio of operating expenses before special charge to revenues.
4. Data for 1996 includes CCPH.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

CCP Holdings, Inc. Acquisition

         On June 12, 1996, ICRR used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to the Company and to loan $59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCP Holdings, Inc. ("CCPH"). The transaction closed June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board ("STB"). The purchase price was $147.1 million in cash, the assumption of approximately $2.5 million in debt and approximately $17.3 million of capitalized lease obligations existing on the acquisition date. Additionally, under the Stock Purchase Agreement the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

         CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of road. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota.

Stock Split

         On January 25, 1996, the Board declared a 3-for-2 stock split in the form of a stock dividend to holders of record on February 14, 1996. New certificates were issued March 14, 1996. Fractional shares were settled in cash at a rate of $25.94 per share. When certificates were issued, the approximate
41.0 million shares outstanding increased to approximately 61.4 million. All share counts, options outstanding, option prices and per share information presented in this annual report have been restated to reflect the 3-for-2 split as if it had occurred at the beginning of the earliest period presented.

1992 Four-Year Growth Plan and Plan 2000

         In 1992 the Company announced its first growth plan, for the years 1993 through 1996. Since the key concepts--$100 million in revenue growth and an operating ratio of 66.7%--were reached by the end of 1995, the Company announced a second growth plan called Plan 2000.

         Plan 2000 calls for (i) revenue to grow from the 1994 base of $595 million to $800 million by the end of 1999, (ii) the continued reduction of the operating ratio to below 60%, and (iii) a Long-Term Equity Enhancement Program of increased dividends and share repurchases.

         As designed, Plan 2000 is intended to focus management on increasing operating performance and responding to general economic trends quickly. The plan assumes that the Company's growth, excluding coal use and worldwide grain demand, will be between 1.2% and 1.7% per year. This assumption is based on internal analysis of published economic forecasts available when the plan was developed, such as the Blue Chip Economic Forecast, which predicted industrial production would gain 2.4% to 2.8% per year. As for grain, Plan 2000 assumes that export grain demand will be approximately 45,000 carloads annually.

         To achieve Plan 2000, the Company will concentrate on expanding the volume of business from current customers, seeking to locate new businesses or expansions by existing customers on our system, and raising rates when possible to reflect the value of the services the Company provides. To increase business in coal and grain, the Company will work with shippers to develop strategies and service schedules to permit them to participate in the increasingly competitive world market. For example, the Company developed a concept of moving export grain to the Gulf in unit trains of customer-supplied cars, operating in dedicated, continuous service approximately ten months of the year.

         As stated, a key goal of Plan 2000 was revenue growth from $595 million to $800 million or approximately 6% per year or 34% in total. After achieving revenues of $645 in 1995 (or an 8.4% increase), ICRR did not meet its revenue objectives in 1996; in fact, ICRR's revenues declined 4.2% to $617.2 million. See "-Results of Operations" and "- Outlook" for the cause of the 1996 shortfall and a discussion of 1997.

         Because the acquisition of CCPH was not contemplated when Plan 2000 was developed , the Company considers CCPH's revenues will be additive to ICRR's $800 million revenue goal.

         Achieving Plan 2000 is key to the Company's incentive compensation programs because those programs are dependent on revenue growth and return on total capital ("ROTC"). In 1995 ICRR's revenue growth of 8.4% exceeded the revenue goal of 5% but in 1996, as stated, revenues declined 4.2% missing the 5% goal. For 1997, the Company's growth target is 7.5%.

         In 1996, ICRR had an ROTC of 12%, essentially meeting threshold performance and matching 1995's performance. For 1997, the Company's target ROTC of 11.2% recognizes that several capital projects like the terminals will use capital but not provide return until 1998.

Results of Operations

         The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements and includes CCPH since June 13, 1996 (date of acquisition).

1996 Compared to 1995

         Total revenues for 1996 increased from the prior year by $12.2 million or 1.9% to $657.5 million. At ICRR revenues declined $28.0 million following a 3.1% decrease in the number of carloadings coupled with a 1.5% decrease in the average freight revenue per carload.

         Grain and grain mill accounted for 17% of ICRR's carloads and 27% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 17%, 31% and 22% respectively. Grain was clearly the primary cause of the 1996 revenue shortfall. The comparisons were particularly difficult against a record grain carloading year in 1995. Illinois' 1995 corn and soybean harvest was abnormally small so that by the third quarter 1996 grain elevators were essentially depleted and the new harvest was still weeks away. Rail rates were higher on average this year versus last; demand for grain was strong; the product just was not available to move. The smaller crop also affected grain mill since domestic processors were forced to cut back on their usual production.

         Coal accounted for 22% of ICRR's carloads and 24% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 6%, up 6% and flat, respectively. A large coal contract for 25,000 carloads was not renewed in July 1995 as a large customer wanted more aggressive pricing and went elsewhere. Thus, loads in late 1995 and the first half of 1996 compared with 1995 were significantly depressed. However, for a second year in a row, coal margins, and the return on the assets involved, improved.

         Chemicals accounted for 15% of ICRR's carloads and 17% of ton-miles in 1996. Compared with 1995, ton-miles were down 2% while carloads and revenues were flat. Rail rates, under pressure in the earlier months of the year, firmed in the second half. The softness observed in the economy, especially in the first two quarters was reflected in the building of chemical manufacturers' inventories and softness in our customers' pricing. Our customers' markets firmed in the latter half of the year so that the Company came in essentially flat in both chemical loads and revenues.

         Paper and Forest Products at ICRR were 15% of 1996 carloads and 14% of ton-miles. Total carloads were down 6% while ton-miles and revenues were down 3% versus 1995. Rail rates held up reasonably well throughout the year. Paper and forest products are economically sensitive commodities that respond to industrial production, housing starts and other basic economic indicators. Fiber and pulpboard were depressed all year.

         Bulk Commodities contributed 6% of carloads and ton-miles in 1996 for ICRR. This represents carload and revenue growth of approximately 4% while ton-miles were down slightly from the 1995 level. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

         Metals accounted for 4% of ICRR's carloads and 5% of ton-miles in 1996. For 1996, versus 1995, carloads, ton-miles and revenues were up 9%, 21% and 11%, respectively. The steel industry had another strong year, and ICRR set another record for metals loads and revenues.

         Finally, Intermodal accounted for 21% of ICRR's loads and 7% of ton-miles. Versus 1995, carloads were up 10%, with ton-miles and revenues up 9%. These results were achieved in an industry that saw trailer rate weakness earlier in the year and some weakness in automotive parts traffic later in the year.

         At CCPH, revenues of $40.2 million were comprised of grain (39%), coal (19%), chemicals (14%) and all others (28%).

         Operating expenses overall increased $1.5 million or .4% in 1996. Of the total $416.3 million, $28.3 million was incurred at CCPH for the period June 13, 1996 to December 31, 1996. Labor and fringe costs include the wage increases of 3% negotiated with nine of the ICRR's unions and costs for CCPH for the last half of 1996. The decline in this category is primarily the result of lower traffic levels, particularly grain, and the elimination of the high overtime caused by the congestion experienced in 1995. Leases and car hire also benefited from the elimination of congestion to return to more normal operating levels. In 1995, favorable one-time adjustments on several capital leases were recorded. Fuel expense reflects the increase in cost per gallon (13.8%) partially offset by decreased usage (9.4%). Increased depreciation is a result of the acquisition of CCPH. The decrease in casualty, insurance and losses reflects the emphasis on safety and improved claims experience. Other expenses reflect the one-time reversal of non-revenue related accruals to actual ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented us from receiving ($.7 million).

         Operating income for 1996 increased by $10.7 million or 4.6% to $241.2 million for the reasons cited above.

         On October 3, 1996, ICRR sold its investments in an industry-captive insurance company, RAIL, Inc., which resulted in a one-time gain, recorded as Other Income Expense, Net, of approximately $7 million or $.07 per share.

         Net interest expense of $34.1 million for 1996 increased 15.6% compared to $29.5 million in 1995. The 1996 expense includes $3.6 million from increased borrowings to support the $109.9 million transferred from ICRR in June 1996 in connection with the acquisition of CCPH. Overall in 1996, average borrowings have been greater than 1995 and interest rates have been lower.

1995 Compared to 1994

         Revenues for 1995 increased from the prior year by $50.0 million or 8.4% to $645.3 million. The increase was a result of a 4.6% increase in carloadings coupled with a 2.1% increase in the average freight revenue per carload. In 1995, ICRR experienced increased carloadings in intermodal (31.2%), grain and grain mill products (13.2%), paper (6.4%) and chemicals (4.1%), partially offset by decreased loadings in coal (11.9%).

         Operating expenses for 1995 increased $19.8 million or 5.0%. Labor and fuel expenses increased reflecting the increased loadings experienced in 1995 over 1994. Depreciation expense was higher in 1995 because of the Company's increased ownership of equipment. Other expenses, which include joint facilities, net and equipment related expenses, increased $9.3 million. Partially offsetting the increased expenses was a $2.1 million decrease in lease and carhire expense and decreased casualty, insurance and loss expense ($6.3 million) reflecting the Company's emphasis on safety and improved claims experience.

         Operating income for 1995 increased $30.2 million or 15.1% to $230.5 million for the reasons cited above.

         Net interest expense of $29.5 million for 1995 increased 3.9% compared to $28.4 million in 1994. Increased debt burden primarily associated with equipment additions and stock repurchases account for the increase in interest expense. Results for 1995, also reflect the issuance of lower coupon debt in connection with the prepayment of the ICRR's $160 million Senior Notes at face value, plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after tax. See "- Liquidity and Capital Resources."

         Net income was further affected by a $4.3 million after tax gain on the resolution of prior period tax issues.

Outlook

                                     -NOTE-

         This section is intended to provide an understanding of factors that will impact the Company in 1997 and beyond. This discussion contains "forward looking statements" within the meaning of the federal securities laws including statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties affecting the Company are discussed in greater detail in a separate exhibit to the Company's Form 10-K for 1996.

         Illinois Central Corporation is now an operationally intergrated holding company of freight railroads and terminals which are coordinated by operating and marketing initiatives to originate, direct and control traffic over our service areas.

         The Company's principal subsidiary remains the ICRR. However, as a result of the CCPH acquisition, the smaller Chicago, Central & Pacific and Cedar River railroads are now subsidiaries. As previously mentioned the revenues from these railroads are considered additive to Plan 2000.

         The Company has also formed a subsidiary, called IC RailMarine Terminal Company, to construct and operate an import/export, dry-bulk handling terminal on the Lower Mississippi River. And recently the Company made an investment in a liquid-bulk storage and distribution terminal that has been serving the petroleum and petrochemical industries for more than 15 years. Both facilities are located just south of Baton Rouge, Louisiana. The dry-bulk terminal will be operational in late 1997 or early 1998. The importance of this facility is highlighted in the commodity comments for Metals below.

On a commodity basis:

         GRAIN: Following a disappointing 1996, the good news is that 1996 corn and soybean harvests in both Illinois and Iowa were excellent. The strong harvests did not immediately translate into improved traffic as farmers withheld product for better pricing. Also, export demand for U.S. wheat has fallen in competition with other wheat-exporting countries. However, world grain stockpiles have been at historic lows and will take several consistently good growing seasons worldwide to fully replenish. Iowa and Illinois together account for more than 35% of all the corn produced in the U.S.; ICRR and CCPH run through some of the richest and most productive farmland in the country. We believe the fundamental grain outlook over the next several years is very positive for us, even as we recognize the vagaries of the weather and that export demand for U.S. grains, from year-to-year, will always be more volatile than domestic demand, subject to the expansions and contractions of world supply as well as international agricultural and trade policies.

         COAL: Based on our current projections, dependent on stockpiles and weather in the service territories of the utilities we serve, the Company expects to move approximately the same number of loads in 1997 as 1996.

         The subject of coal often evolves to the utility deregulation issue and its impact on the Company. Since coal transportation represents a large cost factor for coal-fired plants, some believe more intense competition among utilities, including "power wheeling" and "coal-by-wire," may cause the pattern of coal movements to shift and rail rates to come under pressure. While this may turn out to be an impact on the industry as a whole (reflecting the effects on the dominant coal-hauling railroads), applying the same logic to a niche player like ICRR is probably overly simplistic. The Company doesn't have captive utilities. We compete with low-cost barge transportation on the Mississippi and Ohio Rivers.

         At this point, there are too many variables to know if utility deregulation will have a neutral, modestly positive or modestly negative effect on the Company long-term. However, it is worth noting that today we enjoy better margins on coal than we did five years ago.

         CHEMICALS: Based on the improved economy experienced in late 1996, growth of base chemical in 1997 should be consistent with the solid growth rates seen in the last few months of 1996. Growth beyond 1997 will come through expansions of current facilities on our line (for example, Shell and Fina) and through the addition of new manufacturing capability. In this latter category, Shintech, a subsidiary of Shin-Etsu Chemical Co., has announced construction of a major production complex on our line near Geismar, Louisiana, which is expected to begin operation in 1998.

         Two years ago we built in the Chicago area a facility to store plastic pellets in bulk and load them for customers into trucks for delivery to non-rail served sites. That facility has proven so successful, it will be expanded in 1997 to approximately double its size. Additionally, the liquid-bulk terminal offers off-site storage and handling capacity to our customers and eventually will allow them to expand their manufacturing capabilities.

         PAPER AND FOREST PRODUCTS: Following strong demand in 1994 and 1995, producers increased production capacity in 1995 and early 1996. Now the producers must struggle with the excess capacity in the industry. Therefore, we are not expecting a rapid turnaround in this commodity group, although longer term we believe we are well-positioned for modest growth.

         One of our largest customers has been re-tooling a major mill to shift to long-log input. Re-tooling has not been completed as quickly as expected, however, the conversion will benefit us longer term. As we will be able to carry the raw material into the mill in addition to hauling the finished product.

         Georgia Pacific has completed a major distribution center on our line in northern Illinois. As this facility grows additional inbound and outbound carloads will add to paper volumes.

         METALS: We expect 1997 metals volumes to approximate this year's very strong performance. In late 1997, Birmingham Steel will complete a mini-mill in Memphis. This mill represents significant new manufacturing on our line and enhances the industrial park for potential future development.

         Metals will benefit from both this new mini-mill in Memphis and the IC RailMarine Terminal being constructed south of Baton Rouge. RailMarine's anchor customer is a joint venture between Birmingham Steel and GS Industries. The venture was formed to construct and operate a $200 million direct-reduced iron
(DRI) plant which will be adjacent to and served by our facility.

         The joint venture will import iron ore through our terminal into their facility to produce DRI. The output will supply Birmingham Steel's and GS Industries' own mills. Much if not all of Birmingham Steel's share of the output will become input to their Memphis mill.

         INTERMODAL: This class of traffic is expected to continue its growth in 1997. Although CCP is best known as a grain-hauling railroad, we believe there is significant potential for intermodal growth, taking trucks off east/west Interstate 80 and Highway 20. Within 90 days of the acquisition, we began dedicated intermodal service between Chicago and ramps in Council Bluffs, Sioux City, Fort Dodge, Waterloo and Dubuque. The marketplace has already begun to respond to this new service with higher levels of traffic moving via rail.

         In August, the Burlington Northern Santa Fe ("BNSF") began interchanging with us at Memphis in a traffic corridor that stretches from the West Coast to the Southeast. The business originates and terminates in Mobile and the arrangement creates a sufficient base of business to allow us to re-open our previously underutilized Mobile intermodal ramp. In addition to serving the BNSF, re-opening the Mobile ramp allows us to market our own Mobile-to-Chicago service offering.

         Recently we began a new partnership with Conrail which efficiently links the southern half of our system to their northeast markets.

         OTHER GROWTH OPPORTUNITIES: One of the Company's strengths is its diverse customer base including chemical, grain, coal, forest products, metals and intermodal shippers. In addition to our traditional customers, the Company actively markets its services and facilities to other railroads so that today many of the major railroads are customers. Two of the most recent examples are the 75-acre Gateway Intermodal Terminal we built for the Canadian National Railway and a service and joint marketing agreement with BNSF (the "BNSF Agreement") to move traffic, originating primarily in Texas, north over our line.

Other Issues:

         CONSOLIDATIONS: The American railroad system has seen accelerated consolidation in the last few years and pending transactions suggest the trend will continue. Each rail merger presents a risk that rail traffic will be diverted around the Company's railroads. In the most extreme circumstances rail mergers could have a material adverse impact on revenues. However, we believe that the Company could adjust its operations to retain current levels of profitability. Management expects to continue to monitor developments and take actions to mitigate the impact of rail consolidations. Of course, no assurances can be given that such consolidations will not have a material adverse affect on the Company.

         The Company also believes that consolidations are not necessarily problematic. As is evident in the evolution of the Company over the last several years, the Company is inclined to see a changing landscape as a source of potential new opportunity for us. And the Company has done well in capitalizing on new opportunities that have developed out of the consolidation in the West as reflected by the BNSF Agreement.

          FUTURE INVESTMENTS: The Company continually considers a variety of investment opportunities including acquisition of rail and other properties. The Company is registered as an interested potential bidder in the privatization of the Mexican railway system. Specifically, the Company is interested in the Southeast territory.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                             1996        1995            1994
Cash flows provided by (used for):
 Operating activities..................... $183.9      $177.4          $205.5
 Investing activities..................... (300.6)     (127.0)          (80.4)
 Financing activities.....................  170.9       (69.6)         (111.6)
          Net change in cash and
            temporary cash investments.   $  54.2     $ (19.2)          $  13.5

         Cash from operating activities in 1996, 1995 and 1994 was primarily net income before depreciation, deferred taxes and extraordinary item and 1994 was also affected by the sales of accounts receivable.

Investing Data

         Additions to property were as follows ($ in millions):

                                            1996          1995             1994
         Communications and signals...   $  12.2       $  10.7          $ 13.8
         Equipment/rolling stock......      29.4          61.5            28.3
         Track and bridges............      57.8          47.0            44.7
         Other........................      25.4           9.6             3.3
                  Total                   $124.8        $128.8          $ 90.1

         For 1996, Track and Bridges and Other include $3.3 million and $16.8 million, respectively, for the CN Terminal. In 1995, Equipment includes $25.9 million for 20 new SD-70 locomotives placed in service in the fourth quarter. In 1996, 1995 and 1994 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Company's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $6.9 million, $5.4 million, and $8.2 million in 1996, 1995 and 1994, respectively.

         The Company anticipates that capital expenditures for 1997 will be approximately $172 million. Base expenditures of $93 million will concentrate on track maintenance, bridges and freight car upgrades. Another $60 million will be spent on constructing the dry bulk transfer facility and expanding the recently acquired liquid bulk transfer facility located along the Mississippi River in Louisiana. The Company expects to fund 40% of the dry bulk transfer facility cash requirements by the sale of a minority interest in the terminal. Most of the remainder of these expenditures are expected to be met from current operations or other available sources.

         In June 1996, following the effectiveness of the order by the STB, the Company acquired the stock of CCPH Holdings, Inc. (See Note 17.) The Company used its own bank credit lines and funds received from ICRR (a loan of $59.9 million and a $50 million dividend) to complete the $147 million transaction. The acquisition is being treated as a purchase and under the Stock Purchase Agreement, the actual purchase price is subject to potential adjustments for up to one year.

Financing Activities

         The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1997. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 17), which was repaid in June. At December 31, 1996, no amounts were drawn under this agreement. IC Financial leases equipment to ICRR and has approximately $9.6 million in long-term borrowing agreements which were used to acquire locomotive and freight car equipment during 1993 and 1991. IC Financial lease revenue and corresponding expense at ICRR, which is eliminated in consolidation, was $14.4 million for 1996.

         For the three years ended December 31, 1996, the Company has paid $126.3 million in cash dividends on its common stock. Dividends from ICRR ($103.2 million in 1996, $107.7 million in 1995 and $42.5 million in 1994) were used to fund these payments to stockholders, the acquisition of CCPH and the $60 million stock repurchase in 1995. (See "-Long-Term Equity Enhancement Program.") Included in the 1996 dividends to the Company is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

         In June 1996, CCPH entered into a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. Fees and borrowing spreads are predicated on the ratio of CCPH's funded debt to CCPH's earnings before income taxes, interest, depreciation and amortization ("EBITDA"). Currently, the annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. The credit agreement contains various financial covenants including minimum consolidated tangible net worth, minimum interest coverage and maximum leverage ratio. CCPH does not anticipate any difficulty in maintaining compliance with such covenants. At December 31, 1996, $15.5 million of CCPH's Revolver was outstanding. CCPH used $5 million to repay amounts outstanding under a predecessor revolver which was then canceled.

         ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the Railroad's lending group (see below). At December 31, 1996, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively, and $20.0 million was outstanding. The average interest rate on commercial paper for the year ended December 31, 1996, was 5.61% with a range of 5.41% to 6.06%. ICRR views this program as a significant long-term funding source and intends to issue replacement notes as each existing issue matures. Therefore, commercial paper borrowings are classified as long-term. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

         In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At December 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.9 million, $3.2 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. ICRR's accounting for the sale of accounts receivable is impacted by SFAS No. 125. As a result, the agreement is expected to be modified to comply with this new standard so that the accounting and reporting for the sale of accounts receivables will remain unchanged.

         In April 1996, ICRR concluded negotiations with its bank lending group whereby the Railroad's $250 million Revolver was amended and restated. The amendment reduced various facility fees and borrowing spreads, lowered the tangible net worth requirement beginning in the second quarter of 1996 and extended the expiration date to 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. No amounts have been drawn under the Revolver. At December 31, 1996, the $250 million was limited to $230.0 million because $20.0 million in commercial paper was outstanding.

         Certain covenants of ICRR's debt agreements and CCPH's Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1996, ICRR and CCPH exceeded their tangible net worth covenants by $26.9 million and $22.8 million, respectively. Both ICRR and CCPH were in compliance with all covenants at December 31, 1996, and do not contemplate any difficulty maintaining such compliance.

         Throughout 1996 and 1995, ICRR has been active in the public debt market, issuing bonds and medium-term notes ("MTN's"). In December 1996, ICRR issued $125 million aggregate amount of 100-year 7.7% debentures, due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056. In 1995, $100 million 7.75% non-callable 10-year notes due May 2005 ("2005 Notes") were issued. (See below.) A total of $230 million in MTN's were issued over the two years as follows ($ in millions):

  Principal                                    Year
   Amount            Coupon            Issued           Matures

    $20              6.27%             1995             1998
     30              6.83              1995             2000
     50              6.98              1996             2007
     50              7.12              1996             2001
     30              6.85              1996             1999
     50              6.72              1996             2001

         The shelf registration from 1995 has been fully used. A shelf registration from 1996 can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but capital investments in the terminal facilities, other ventures and labor settlements could necessitate use.

         In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 2005 Notes and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax ($.18 per share). The line of credit borrowings were replaced with the proceeds of MTN's.

         The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

Miscellaneous

         ICRR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 17% of ICRR's short-term diesel fuel requirements through June 1997 are protected against significant price changes.

         The Company has paid approximately $3 million in 1996 and $6 million in each of 1995 and 1994 for severance, lump sum signing awards and other costs associated with various labor agreements. Under the terms of local bargaining agreements, wages will rise 3%-4% per year.

         In October 1996, the Brotherhood of Maintenance of Way Employees membership ratified a new agreement which settles wage and work rules through 1999. In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. ICRR continues to negotiate with its remaining operating union on a local level. While no agreement is pending, an agreement may be reached that requires significant lump sum payment. It is too early to determine if a separate agreement will be reached but management believes available funding sources will be sufficient to meet any required payment.

Long-Term Equity Enhancement Program

         The Company paid its twentieth consecutive quarterly cash dividend on January 8, 1997. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors.

         During 1995, the Company completed a $60 million stock repurchase program acquiring 2,475,000 shares in open market transactions. While intended to be an annual component of the Long-Term Equity Enhancement Program, the Board concluded that alternative funding needs, most notably the acquisition of CCP Holdings, Inc., the expansion of the intermodal facility in Chicago and the construction of a bulk transfer facility in Louisiana warranted the suspension of share repurchases under the program for 1996. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities. The Board intends to review stock repurchases annually.

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

         The Company is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred. The Company paid approximately $2.8 million toward the investigation and remediation at all sites in 1996, and anticipates similar expenditures annually.

         For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1996, the Company estimated the probable range of its liability to be $17 million to $53 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $17 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for the ICRR's sales of accounts receivable agreement is impacted by this standard. As a result, the agreement is expected to be modified to comply with the SFAS No. 125 requirements so that the accounting and reporting for the sale of the ICRR's accounts receivable will remain unchanged.

         In March 1997, the Financial Accounting Standards Board released FASB Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). The new statement is effective December 15, 1997; early adoption is not permitted. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. The Company has not determined the effect that the new standard will have on its financial statements.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 36 of this Report.



Item 9.  Changes in and Disagreement with Accountants in Accounting
            Financial Disclosures
                                      NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      See Note below concerning Directors who are not also Executive
         Officers.

(b) The executive officers of the Company are identified in the table below. Each executive officer of the Company currently holds an identical position with ICRR and CCPH. Executive officers of the Company, ICRR and CCPH serve at the pleasure of the respective Boards of Directors.

      Name              Age          Position(s)

 Gilbert H. Lamphere     44   Chairman of the Board of Directors
 E. Hunter Harrison      52   President and Chief Executive Officer, Director
 John D. McPherson       50   Senior Vice President - Operations
 Donald H. Skelton       53   Senior Vice President - Marketing and Sales
 James M. Harrell        44   Vice President - Human Resources
 David C. Kelly          52   Vice President - Maintenance
 Ronald A. Lane          46   Vice President and General Counsel and Secretary
 Dale W. Phillips        42   Vice President and Chief Financial Officer
 John V. Mulvaney        46   Controller

         Biographical Information

         The following sets forth the periods during which the executive officers of the Company have served as such and a brief account of the business experience of such persons during the past five years. Unless otherwise stated each individual holds a similar position at ICRR and CCPH.

          Mr. Lamphere has been a director of the Company and ICRR since 1989 and of CCPH since June 1996. He has been Chairman of the Board since 1993, and Chairman of the Executive Committee of the Board since 1990. Mr. Lamphere is Managing Director of the Fremont Group, a diversified investment company. He was Co-Chairman and Chief Executive Officer of The Noel Group, Inc. from 1991 until 1994 and was the Chairman and Chief Executive Officer of The Prospect Group, Inc. until 1994, for which he had served in various capacities since becoming a director in 1983.

         Mr. Harrison was appointed President, Chief Executive Officer and a director of the Company and ICRR in February 1993 and of CCPH in June 1996. He joined the Company as Vice President and Chief Transportation Officer in 1989. In November 1991 he was appointed Senior Vice President - Transportation and was named Senior Vice President - Operations in July 1992.

          Mr. McPherson joined the Company in July 1993. He was named Senior Vice President - Operations in 1994. He also serves as a Director of ICRR, and since June 1996 of CCPH. Mr. McPherson is also a director of the Peoria & Pekin Union Railroad. Prior to joining the Company he held various positions with the Atchison, Topeka and Santa Fe Railway Company from 1966 to 1993, most recently as Assistant Vice President - Safety.

         Mr. Skelton was elected Senior Vice President-Marketing and Sales of the Company in January 1996. He serves as a director of ICRR, and since June 1996 of CCPH. He joined the Company as Vice President Marketing and Sales in October 1994. He was previously employed by Mark VII Transportation and as an independent consulting specialist in international transportation. From 1987 to 1993 he was employed by the Atchison, Topeka and Santa Fe Railway Company holding various executive positions including Vice President Marketing and Sales and Vice President International/Domestic Customer Development.

          Mr. Harrell joined the Company in his current position in 1992. He served as Director of Labor Relations for The Atchison, Topeka and Santa Fe Railway Company from 1989 to 1992.

          Mr. Kelly joined the Company as Vice President and Chief Engineer in 1989. In January 1994, he was appointed Vice President - Maintenance.

          Mr. Lane joined the Company as Vice President and General Counsel and Secretary in 1990. He also serves as a Director of ICRR, and since June 1996 of CCPH.

         Mr. Phillips was appointed to his present position in the Company in April 1990. He also serves as a Director of ICRR, and since June 1996 of CCPH.

         Mr. Mulvaney joined the Company as Controller in June 1990.

         No family relationship exists among the officers of the Company, ICRR or CCPH.

(c) Pursuant to Item 405 of Regulation S-K, Mr. D. H. Skelton's Form 4 for November 1996 reflecting the sale of 2,000 shares was filed thirty
         (30) days late.

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

         The information required by Item 10a, Item 11, Item 12 and Item 13 is incorporated by reference to the sections of the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission on or before March 27, 1997) entitled Nominees for Election as Class III Directors who would hold office until 2000, Class II Directors continuing in office until 1999, Class I Directors continuing in office until 1998, Committees of the Board of Directors, Compensation of Executive Officers and Directors, Ownership of Common Stock and Certain Transactions-Certain Transactions and General-Compliance with the Securities Exchange Act. However, the Compensation Committee Report and the Performance Graph are specifically not incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.   Financial Statements:

            See Index to Consolidated Financial Statements on page 36 of this Report.

       2.   Financial Statement Schedules:

            See Index to Financial Statement Schedules on page F-27 of this Report.

       3.   Exhibits:

            See items marked with "*" on the Exhibit Index beginning on page E-1 of this Report. Items so marked identify management contracts or compensatory plans or arrangements as required by Item 14.

(b)    1.   Reports on Form 8-K:

            During the fourth quarter of 1996 the Registrant filed with the Securities and Exchange Commission the following reports on Form 8-K on the dates indicated to report the events described:

            On December 4, 1996, a current report on Form 8-K was filed updating current year's expected results, an increase in dividends from $.20 per share to $.23 per share and announcing the signing of an agreement with the United Transportation Union subject to a January ratification vote by UTU membership.

            On December 4, 1996, a current report on Form 8-K was filed reporting a contract agreement proposed between the Company and the United Transportation Union.

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

                                            ILLINOIS CENTRAL CORPORATION

                                                 By:  /s/ DALE W. PHILLIPS
                                                          Dale W. Phillips
                                      Vice President and Chief Financial Officer
                                                   Date: March 19, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                     Title(s)                           Date

/s/ GILBERT H. LAMPHERE  Chairman of the Board and Director       March 19, 1997
    Gilbert H. Lamphere

/s/ E. HUNTER HARRISON   President and Chief Executive Officer    March 19, 1997
    E. Hunter Harrison   (principal executive officer), Director

/s/ DALE W. PHILLIPS             Vice President                   March 19, 1997
    Dale W. Phillips        and Chief Financial Officer
                            (principal financial officer)

/s/ JOHN V. MULVANEY              Controller                      March 19, 1997
    John V. Mulvaney       (principal accounting officer)

/s/  GEORGE D. GOULD               Director                       March 19, 1997
     George D. Gould

/s/ WILLIAM B. JOHNSON             Director                       March 19, 1997
    William B. Johnson

/s/ ALEXANDER P. LYNCH             Director                       March 19, 1997
    Alexander P. Lynch

/s/ SAMUEL F. PRYOR, IV            Director                       March 19, 1997
    Samuel F. Pryor, IV

/s/ F. JAY TAYLOR                  Director                       March 19, 1997
    F. Jay Taylor

/s/ JOHN V. TUNNEY                 Director                       March 19, 1997
    John V. Tunney

/s/ ALAN H. WASHKOWITZ             Director                       March 19, 1997
    Alan H. Washkowitz

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



                              FINANCIAL STATEMENTS

                         SUBMITTED IN RESPONSE TO ITEM 8

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Public Accountants.................................... F-1

Consolidated Statements of Income for the three years ended
  December 31, 1996......................................................... F-2

Consolidated Balance Sheets at December 31, 1996 and 1995................... F-3

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996......................................................... F-4

Consolidated Statements of Stockholders' Equity and Retained
  Income for the three years ended December 31, 1996........................ F-5

Notes to Consolidated Financial Statements for the three years ended December 31, 1996................................................... F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Corporation:

         We have audited the accompanying consolidated balance sheets of Illinois Central Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity and retained income for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 20, 1997

                                       F1

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                       ($ in millions, except share data)


                                               Years Ended December 31,
                                          1996          1995           1994
Revenues .........................   $   657.5     $   645.3     $    595.3

Operating expenses:
  Labor and fringe benefits ......       192.0         194.8          184.2
  Leases and car hire ............        45.0          46.5           48.6
  Diesel fuel ....................        38.4          33.2           31.5
  Materials and supplies .........        32.9          35.0           35.6
  Depreciation and amortization ..        39.3          33.9           27.4
  Casualty, insurance and losses .        12.1          17.4           23.7
  Other taxes ....................        18.2          18.2           17.6
  Other ..........................        38.4          35.8           26.4
Operating expenses ...............       416.3         414.8          395.0

Operating income .................       241.2         230.5          200.3

Other income (expense), net ......         8.6          (0.2)           1.0
Interest expense, net ............       (34.1)        (29.5)         (28.4)

Income before income taxes and
 extraordinary ...................       215.7         200.8          172.9
Provision for income taxes .......        79.1          71.0           59.0

Income before extraordinary item .       136.6         129.8          113.9
Extraordinary item, net ..........          --         (11.4)            --


Net income .......................   $   136.6     $   118.4     $    113.9

Income per share:
 Before extraordinary item .......   $    2.21     $    2.06     $    1.78

 Extraordinary item, net .........          --         (0.18)           --
Net income per share .............   $    2.21     $    1.88     $    1.78

Weighted average number of shares
  of common stock and common stock
  equivalents outstanding ........   61,877,268    62,885,121    64,088,609


     The following notes are an integral part of the consolidated financial statements.

                                       F2

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                ($ in millions)

                                                   December 31,     December 31,
                       ASSETS                        1996                1995
  Current assets:
     Cash and temporary cash investments          $   59.2          $     5.0
     Receivables, net of allowance for doubtful accounts
        of $1.3 in 1996 and $2.0 in 1995             107.0               84.8
     Secured financing receivable                     32.6                  -
     Materials and supplies, at average cost          17.3               14.9
     Assets held for disposition                       1.6                7.7
     Deferred income taxes - current                  20.3               19.1
     Other current assets                             10.6                2.6
        Total current assets                         248.6              134.1

  Investments                                         17.5               13.6

  Properties:
     Transportation:
        Road and structures, including land         1375.0            1,052.1
        Equipment                                    261.2              225.6
     Other, principally land                          41.5               41.0
        Total properties                            1677.7            1,318.7
     Accumulated depreciation                        (53.6)             (44.0)
        Net properties                              1624.1            1,274.7

  Other assets                                        21.2               15.1
        Total assets                              $ 1911.4          $ 1,437.5
                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt         $    6.3          $    12.4
     Accounts payable                                 60.4               56.6
     Dividends payable                                14.1               11.9
     Income taxes payable                              1.1                5.0
     Casualty and freight claims                      21.1               24.9
     Employee compensation and vacations              21.4               16.9
     Taxes other than income taxes                    17.4               16.3
     Accrued redundancy reserve                        4.9                4.3
     Other accrued expenses                           85.3               61.9
        Total current liabilities                    232.0              210.2

  Long-term debt                                     633.7              383.6
  Deferred income taxes                              356.6              246.2
  Other liabilities and reserves                     133.6              127.4

  Contingencies and commitments (Note 15)

  Stockholders' equity:
   Common stock, par value $.001,
   authorized 100,000,000 shares,
   64,297,834 shares issued and 61,406,831 shares
   outstanding                                         0.1                0.1
     Additional paid-in capital                      167.1              166.3
     Retained income                                 453.8              368.2
     Treasury stock (2,891,003 shares)               (65.5)             (64.5)
      Total stockholders' equity                     555.5              470.1
      Total liabilities and stockholders' equity  $ 1911.4          $ 1,437.5

  The following notes are an integral part of the consolidated financial statements.

                                       F4

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                ($ in millions)


                                                       Years Ended December 31,
                                                      1996       1995      1994
Cash flows from operating activities :
   Net income                                     $  136.6   $  118.4  $  113.9
   Reconciliation of net income to
    net cash provided
      by (used for) operating activities :
         Extraordinary item, net                         -       11.4         -
         Depreciation and amortization                39.3       33.9      27.4
         Deferred income taxes                        36.4       30.7      17.4
         Equity in undistributed earnings
            of affiliates,
            net of dividends received                 (0.5)      (0.8)     (0.4)
         Net gains on sales of real estate            (1.6)      (0.1)     (2.0)
         Cash changes in working capital             (15.0)      (8.0)     54.3
         Changes in other assets                      (6.1)      (1.7)     (4.4)
         Changes in other liabilities and
            reserves                                  (5.2)      (6.4)     (0.7)
            Net cash provided by operating
             activities                              183.9      177.4     205.5

Cash flows from investing activities :
   Additions to properties                          (124.8)    (128.8)    (90.1)
   Acquisitions                                     (152.9)         -         -
   Proceeds from sales of real estate                  3.0        2.5       3.8
   Proceeds from equipment sales                       3.9        2.9       4.4
   Proceeds from sales of investments                  2.3        0.8       2.7
   Secured financing                                 (32.6)         -         -
   Other                                               0.5       (4.4)     (1.2)
    Net cash (used for) investing activities        (300.6)    (127.0)    (80.4)

Cash flows from financing activities :
   Proceeds from issuance of debt                    335.5      250.0     134.7
   Principal payments on debt                        (77.4)    (259.8)   (184.6)
   Net proceeds (payments)  -  Commercial Paper      (37.0)      42.0     (23.1)
   Dividends paid                                    (48.7)     (41.9)    (35.7)
   Stock repurchases                                  (1.0)     (59.8)     (0.2)
   Proceeds from exercise of stock options and
    warrants                                           0.2        0.1         -
   Purchase of subsidiary's common stock              (0.7)      (0.2)     (2.7)
     Net cash provided by (used for) financing
      activities                                     170.9      (69.6)   (111.6)
Changes in cash and temporary cash investments        54.2      (19.2)     13.5
Cash and temporary cash investments at beginning
 of year                                               5.0       24.2      10.7
Cash and temporary cash investments at end
 of year                                          $   59.2   $    5.0  $   24.2
Supplemental  disclosure  of cash flow  information  :
Cash paid during the year for:
      Interest (net of amount capitalized)        $   31.6   $   32.1  $   28.9
      Income taxes                                $   50.9   $   31.0  $   42.7

The following notes are an integral part of the consolidated financial statements.

                                       F5

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity and Retained Income

                          Shares              Equity ($ in millions)
                          (000's)                                     Total
                                         Additional                   Stock-
                          Common    Common Paid-in Retained Treasury  holders'
                          Stock     Stock  Capital Income   Stock     Equity


Balance
 December 31, 1993        63,922 $  0.1 $  164.1 $  216.5 $   (3.3)$   377.4


Issuance of Common Stock:

   Exercise stock option       2      -        -                           -

   Restricted stock awards    22      -      0.9                         0.9

Stock repurchased            (31)                             (0.7)     (0.7)

Dividends                                           (37.4)             (37.4)

Net income                                          113.9              113.9

Balance
 December 31, 1994         63,915    0.1    165.0   293.0     (4.0)    454.1

Issuance of Common Stock:

   Exercise stock options       4      -        -                           -

   Restricted stock awards      -      -      1.3                         1.3

Stock repurchased/
 forfeited                 (2,494)                            (60.5)    (60.5)

Dividends                                           (43.2)              (43.2)

Net income                                          118.4               118.4

Balance
 December 31, 1995          61,425    0.1    166.3  368.2     (64.5)   470.1

Issuance of Common Stock:

   Exercise stock options       13      -      0.2                       0.2

   Restricted stock awards       -      -      0.6                       0.6

Stock repurchased              (31)                           (1.0)     (1.0)

Dividends                                           (51.0)             (51.0)

Net income                                          136.6              136.6

Balance
 December 31, 1996          61,407 $  0.1 $  167.1 $453.8    $(65.5) $ 555.5


The following notes are an integral part of the consolidated financial statements.

                                                          F7

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.       The Company

         Illinois Central Corporation (the "Company"), a holding company, was incorporated under the laws of Delaware. The Company, through its wholly-owned subsidiaries, Illinois Central Railroad Company ("ICRR") and CCP Holdings, Inc. ("CCPH"), is principally engaged in the rail freight transportation business. ICRR operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities. CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of track. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota. IC Financial Services, the Company's remaining direct subsidiary, conducts financing operations for railroad equipment and is the
investment   vehicle  for  non-rail  related   activities   including   terminal
operations.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements. Results for 1996 include CCPH from June 13, 1996 (date of acquisition). See Note 17.

         Properties

         Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. The depreciation rates for the equipment owned by the Company's finance subsidiary are based on estimated useful life and anticipated salvage value. Lives used range from 18 to 20 years. The operating subsidiaries use the composite method of depreciation for track structure, other road property, and equipment. In the case of routine retirements, removal cost less salvage recovery is charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

         The approximate ranges of annual depreciation rates for major property classifications are as follows:
                                                  ICRR       CCPH

     Road properties.............................1% - 8%    2% - 16%
     Transportation equipment....................1% - 7%    8% - 14%

         ICRR's  rates  were  approved  by  the   predecessor   of  the  Surface
Transportation Board ("STB"), an independent agency of the Department of Transportation.


                                       F6

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         Derivative Financial Instruments

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company has entered into various diesel fuel collar agreements with the objective of mitigating significant fluctuations in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense.
See Note 7.

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


                                       F7

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


          Stock-Based Compensation

          The Company has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes only. The Company accounts for compensation under its Long-Term Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 14.

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

3.       Stock Repurchase Program

         In 1994, the Board of Directors adopted a plan to target approximately 75% to 150% of projected free cash flow after capital expenditures and dividends, subject to maintaining a target debt-to-capital ratio of not more than 45%, for the repurchase of Common Stock. The Board annually reviews the appropriate level of repurchases for the following year. For 1995, the Board authorized the purchase of $60 million of Common Stock. Purchases in 1994 and 1995 under the program, 2,475,000 shares of Common Stock, were funded by a special $60 million dividend from ICRR which was declared in 1994 and paid in 1995. Further purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities. The Board determined that various capital needs such as the acquisition of CCPH (see Note 17) precluded stock repurchases under the program for 1996. However, open market purchases in conjunction with option exercises did occur in 1996.

4.       Extraordinary Item

         In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 7.75% Notes and $40 million from existing lines of credit. See Note 9.

                                       F8

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



5.       Other Income (Expense), Net

         Other Income (Expense), Net consisted of the following ($ in millions):

                                                Years Ended December 31,
                                                1996    1995    1994

Rental income, net ........................   $  2.9  $  3.5  $  3.3
Net gains  (losses) on sales of real estate      1.6     (.1)    2.0
Equity in undistributed
   earnings of affiliates .................       .8      .9      .7
Sales of accounts receivable (see Note 10) (2.9) (3.2) (2.2) Terminated merger discussions with
   Kansas City Southern ...................       --      --   (2.7)
Sale of RAIL (see below) ..................      7.3      --     --
Other, net ................................     (1.1)   (1.3)   (.1)
   Other Income (Expense), Net ............   $  8.6  $  (.2)$  1.0

          On October 3, 1996, ICRR sold its investment in an industry captive insurance company which resulted in a one-time gain of approximately $.07 per share.

6.       Supplemental Cash Flow Information

         Cash changes in components of working capital, exclusive of Current Maturities of Long-Term Debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):


                                    Years Ended December 31,
                                     1996     1995     1994

Receivables, net ..............   $  (5.1) $ (17.6) $  46.3
Materials and supplies ........       1.0       .8      4.4
Other current assets ..........      (7.5)      .7       .6
Accounts payable ..............     (12.2)     2.2      2.8
Income taxes payable ..........      (8.1)    11.1     (1.3)
Accrued redundancy reserve  ...        .6     (2.5)      --
Other current liabilities .....      16.3     (2.7)     1.5
Cash Changes in Working Capital   $ (15.0) $  (8.0) $  54.3

        ICRR entered into capital leases of $7.1 million covering 328 freight cars in 1995 and $24.7 million covering 65 locomotives and 1,623 freight cars in 1994. See Note 8 for the present value of the minimum lease payments.


                                       F9

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


7.      Materials and Supplies

        Materials and Supplies, valued using the average cost method, consist of track material, switches, car and locomotive parts and fuel.

        As of December 31, 1996, ICRR was party to one diesel fuel collar agreement under which the Company receives or makes monthly payments based on the monthly average near-by contract price for Heating Oil #2 traded on the New York Mercantile Exchange (the "Contract Price"), which was $.722 per gallon for December 1996. Under the agreement, ICRR receives or makes monthly payments on 800,000 notional gallons based on the excess or deficiency of the Contract Price over or under $.55 or $.43 per gallon, respectively.

8.      Leases

        As of December 31, 1996, the Company leased 5,437 of its cars and 40 of its locomotives. These leases generally have original terms of 15 years and expire between 1997 and 2003. Under the terms of the majority of its lease agreements, the Company has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Company also leases office facilities, computer equipment and vehicles.

        Net obligations under capital leases at December 31, 1996 and 1995, included in the Consolidated Balance Sheets were $34.5 million and $23.2 million, respectively. The gross assets under capitalized leases were $37.4 million and $40.8 million at December 31, 1996 and 1995, respectively, and are included in Properties in the Consolidated Balance Sheets.

         At December 31, 1996, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                                   Capital      Operating
                                                   Leases        Leases
1997....................................          $ 6.7           $  25.0
1998....................................            6.3              22.5
1999....................................            6.6              21.4
2000....................................            5.5              13.4
2001....................................            6.6              12.3
Thereafter..............................           14.4              61.4
    Total minimum lease payments........           46.1            $156.0

Less: Imputed interest..................           11.6
    Present value of minimum payments...          $34.5

        Total rent expense applicable to noncancellable operating leases amounted to $26.7 million in 1996, $19.9 million in 1995 and $38.1 million in 1994. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

                                       F10

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



9.      Long-Term Debt and Interest Expense

        Long-Term Debt at December 31, consisted of the following ($ in millions):

                                                        1996      1995
Equipment obligations, due annually to 2000,
 6.11% to 9.254% ....                               $    7.8  $    9.7
Debentures and other debt, due 1997 to 2056,
 4.5% to 10.89% ......                                  27.6      10.2
Debentures, due 2096, 7.7% ......................      125.0        --
Commercial Paper, at average interest rate 5.61%
 in 1996 and 6.19% in 1995.......................       20.0      57.0
Notes, due 2003, 6.75% ..........................      100.0     100.0
Notes, due 2005, 7.75% ..........................      100.0     100.0
Medium term notes, due 1998 to 2007,
 6.27% to 7.12% ..............                         230.0     100.0
Capitalized leases (see Note 8) .................       30.4      12.8
Unamortized discount, net .......................       (7.1)     (6.1)

             Total Long-Term Debt ...............   $  633.7  $  383.6

        At December 31, 1996, the aggregate annual maturities and sinking fund requirements for debt payments for 1997 through 2002 and thereafter were $6.3 million, $46.2 million, $39.9 million, $34.3 million, $127.8 million, $3.5 million and $382.0 million, respectively. The weighted-average interest rate for 1996 and 1995 on total debt excluding the effect of discounts, premiums and related amortization was 7.2% and 8.0%, respectively.

        In December 1996, ICRR issued $125 million aggregate amount of 100-year, 7.7% debentures due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056.

        In 1995, ICRR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit. In connection with the prepayment, ICRR amended and restated its revolver with its bank lending group (the "Revolver").

        ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The commercial paper is rated A2 by S&P, P2 by Moody's and F2 by Fitch and is supported by the Revolver. ICRR views commercial paper as a significant long-term funding source and intends to issue replacement debt as maturities occur. Therefore, the $20 million outstanding at December 31, 1996, has been classified as long-term.

          ICRR has a $250 million Revolver that expires in 2001. ICRR pays an annual fee of 15 basis points on the Revolver and the Eurodollar offered rate plus 22.5 basis points for any borrowings. The Revolver may be used as backup for commercial paper and for general corporate purposes. The

                                       F11

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. No amounts have been drawn under the Revolver. At December 31, 1996, the Revolver was limited to $230 million because $20 million in commercial paper was outstanding.

        CCPH has a floating rate revolving loan agreement for an unsecured $50 million (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The CCPH Revolver can be used for general corporate purposes. The annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. At December 31, 1996, $15.5 million was outstanding.

        The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1997. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 17), which was repaid in June. At December 31, 1996, no amounts were drawn under this agreement. The
Company's financing/leasing subsidiaries have approximately $9.6 million in long-term borrowing agreements for which the original proceeds were used to acquire a total of 61 locomotives during 1993 and 1991. Such borrowings are secured by the locomotives which are leased to ICRR and mature in 1999 and 2000.

        Various borrowings of the Company's subsidiaries are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require satisfaction of certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 13.

        Interest Expense, Net consisted of the following ($ in millions):

                                                 Years Ended December 31,
                                            1996           1995         1994

Interest expense........................   $37.4          $32.2        $31.2
Less:
   Interest capitalized ................     1.7            1.3          1.4
   Interest income......................     1.6            1.4          1.4
Interest Expense, Net...................   $34.1          $29.5        $28.4


                                       F12

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



10.     Receivables

        In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. During June 1995, the agreement was extended one year and now expires in June 1998. At December 31, 1996, $48 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.9 million, $3.2 million and $2.2 million for 1996, 1995 and 1994, respectively.

        Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting for the ICRR's sales of accounts receivable agreement is impacted by this standard. As a result, the agreement is expected to be modified to comply with the SFAS No. 125 requirements so that the accounting and reporting for the sale of the ICRR's accounts receivable will remain unchanged.

        At December 31, 1996, the Company had a $32.6 million receivable in connection with the secured financing of freight equipment acquired by an unrelated third party. This amount was repaid on January 3, 1997.

11.     Benefit Plans

        All employees of ICRR and CCPH are covered under the Railroad Retirement System instead of Social Security. Additionally, various retirement plans, postemployment benefits and postretirement benefits are provided.

        Retirement Plans.

        ICRR has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The union plan, which started in mid-1995, allows union employees covered by local contracts to participate. ICRR matches 25% of the first 4% of employee contributions. The management plan's matching provisions are 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were $1.2 million, $1.1 million, and $1.0 million in 1996, 1995 and 1994, respectively. All ICRR contributions are fully vested upon contribution.

        ICRR also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in the three years ended December 31, 1996.

                                       F13

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        The Company's former Chairman, President and Chief Executive Officer is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, in the amount of $250,000 per year, until the year 2008.

        The Company's non-employee directors are covered by a non-qualified, unfunded retirement plan. This plan provides an annual payment equal to the annual retainer at the time of the director's retirement and is paid for the number of years the director served up to a maximum of ten years. The 1996 and 1995 expenses for the plan were $.8 million and $.9 million, respectively.

        Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $1.1 million, $.5 million and $.3 million were deferred in 1996, 1995 and 1994 respectively.

        Beginning in 1995 the Company's non-employee directors may also defer their annual retainer and meeting fees. All deferrals are 100% vested and earn interest at a specified, variable rate.
Deferrals in 1996 and 1995 were not material.

        Unfunded Plan. ICRR has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($104,500 in 1996) is accrued and earns interest. Amounts accrued are paid when the employee leaves the Company, normally at retirement. Expenses for this plan were $.4 million, $.4 million and $.3 million in 1996, 1995 and 1994, respectively.

        Postemployment    Benefit   Plans.    The   Company   provides   certain
postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

        Postretirement Plans. In addition to retirement plans, ICRR has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union-represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected medical cost inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. ICRR's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and ICRR funds these benefits as claims are paid.

        CCPH provides to employees of CCPR postretirement medical benefits to age 65 if the employee attained age 60, worked for CCPR's previous owner, worked for CCPR since it commenced operations and between the two employers rendered at least 30 years continuous service. These benefits are subject to deductibles, co-insurance provisions and other limitations. CCPH may amend or change the plan periodically subject to its union labor agreements. There are no plan assets and CCPH funds these benefits as claims are paid.


                                       F14

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                     December 31,
                                                1996                   1995
                                      Medical       Life    Total     Total
Accumulated postretirement benefit
obligation:
 Retirees ........................   $  13.4        2.1    $ 15.5   $  16.4
 Fully eligible active
 plan participants            ....       1.0         --       1.0        .9
 Other active plan participants ..       5.1         --       5.1       3.4
           Total APBO ............   $  19.5        2.1      21.6      20.7

 Unrecognized net gain ...........                           18.3      18.4
 Accrued liability for
 postretirement benefits .........                         $ 39.9   $  39.1

        The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995. As a result of the change in general interest rates on high quality fixed rate investments in 1996, the Company increased the weighted-average discount rate to 7.75% as of December 31, 1996. The change in rates resulted in approximately $.7 million actuarial gain. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $18.3 million unrecognized net gain as of December 31, 1996. In accordance with SFAS No. 106, the excess gain is subject to $1.2 million annual amortization based on an amortization period of approximately 13 years. The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                               Years Ending December 31,
                                               1996               1995
Service costs.........................        $  .2            $    .1
Interest costs........................          1.5                1.7
Net amortization of excess gain.......         (1.2)              (1.2)
Net periodic postretirement
  benefit costs.......................        $  .5            $    .6

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 11.0% for 1997 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for ICRR's portion of such costs to 9.5% each year and caps ICRR's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Company's accumulated postretirement benefit obligation for the medical plans as of December 31, 1996, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.


                                       F15

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


12.     Provision for Income Taxes

        The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                              Years Ended December 31,
                                         1996           1995          1994
Current income tax:
  Federal............................   $38.1          $35.8         $37.5
  State..............................     4.6            4.5           4.1
Deferred income taxes................    36.4           30.7          17.4
Provision  for Income Taxes..........   $79.1          $71.0         $59.0

         The effective income tax rates for the years ended December 31, 1996, 1995 and 1994, were 37%, 35% and 34%, respectively. See Note 4 for the tax benefits associated with the 1995 extraordinary loss.

         At December 31, 1996, the Company for tax or financial reporting purposes had no Federal net operating loss carryovers.

         In 1996, 1995 and 1994 tax benefits of $1.8 million, $4.3 million and $5.0 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues.

         The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                             Years Ended December 31,
                                       1996             1995           1994
Expected tax expense computed
 at statutory rate.............   $75.5    35%    $70.3     35%    $60.5    35%
Dividends received exclusion...     (.2)    -       (.1)     -       (.9)    -
State income taxes, net
 of Federal tax effect.........     6.1     3       5.4      2       3.6     2
Favorable resolution of
 prior period tax issues.......    (1.8)   (1)     (4.3)    (2)     (5.0)   (3)
Other items, net...............     (.5)    -      ( .3)     -        .8     -
Provision for Income Taxes.....   $79.1    37%    $71.0     35%    $59.0    34%

         Temporary differences between book and tax income arise because the tax laws require that certain items of income and expense be treated differently than under generally accepted accounting principles. As a result, the book provisions for taxes differ from the actual taxes reported on the income tax returns. The net results of such differences are included in Deferred Income Taxes in the Consolidated Balance Sheets.



                                       F16

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Deferred Income Taxes consisted of the following ($ in millions):

                                                 December 31,
                                        1996                      1995
Deferred tax assets..............    $  77.6                  $   80.5
Less: Valuation allowance........       (1.5)                     (1.8)
Deferred tax assets,
    net of valuation allowance...       76.1                      78.7
Deferred tax liabilities.........     (412.4)                   (305.8)
Deferred Income Taxes............    $(336.3)                  $(227.1)

         The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

         Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($63.7 million) and safe harbor leases ($10.8 million). Major types of deferred tax liabilities are: accelerated depreciation ($376.7 million), land basis differences ($16.5 million) and debt marked to market ($2.5 million).

         The liability for deferred income taxes increased by $72.8 million attributable to the acquisition of CCPH.

         The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

13.     Common Stock and Dividends

        The Company is authorized to issue 100,000,000 shares of Common Stock, par value $.001. At December 31, 1996, there were 61,406,831 shares of Common Stock outstanding. Each holder of Common Stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of redeemable preferred stock, if any, each share of Common Stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. No shares of preferred stock were outstanding at December 31, 1996 and 1995.

        On January 25, 1996, the Board of Directors declared a three-for-two stock split on Common Stock. The split was effected in the form of a stock dividend and was paid March 14, 1996. Approximately 21 million shares were issued from declared but unissued shares. Fractional shares were settled in cash. The effects of the stock split are presented herein as if it took place as of the

                                       F17

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


earliest period shown. In 1992, the Board of Directors also authorized a three-for-two stock split on Common Stock.

        The Board of Directors has a policy of quarterly dividends on the Common Stock of the Company. Future dividends may be dependent on the ability of its subsidiaries to pay dividends to the Company. Covenants of ICRR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At December 31, 1996, ICRR exceeded its tangible net worth covenant by $26.9 million and CCPH exceeded its tangible net worth covenant by $22.8 million.

        See Note 14 for discussion of restricted stock awards in 1994 and 1993.

14.     Stock Based Compensation

        The Company grants stock options to employees and directors under the 1990 Long-Term Incentive Plan and has two employee stock purchase plans. The Company accounts for these plans under APB Opinion 25 under which no compensation cost has been recognized.

        Long-Term Incentive Plan. Under the Company's 1990 Long-Term Incentive Plan (the "Long-Term Incentive Plan") 3,426,150 shares of Common Stock are reserved for issuance upon the exercise of incentive options that may be awarded by the Compensation Committee to directors and selected salaried employees of the Company and its affiliates under the Executive Compensation Plan and to certain other individuals who possess the potential to contribute to the future success of the Company. This amount includes 300,000 shares added following the approval of Incentive 2000 for Outside Directors at the 1996 Annual Meeting of Stockholders. The Compensation Committee also has the authority under the Long-Term Incentive Plan to award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards, and to determine the consideration to be paid by the participant for any awards, any limits on transfer of awards, and, within certain limits, other terms of awards. In the case of options (other than options granted to directors who are not full-time employees of the Company ("Outside Directors"), as described below) granted under the Long-Term Incentive Plan, the Compensation Committee has the power to determine the exercise price of the option (which cannot be less than 50% of the fair market value on the date of grant of the shares subject to the option), the term of the option, the time and method of exercise and whether the options are intended to qualify as "incentive stock options" pursuant to Section 422A of the Internal Revenue Code. Under the Executive Compensation Plan the grant price is limited to fair market value. The
Compensation Committee awarded stock options to employees under the Long-Term Incentive Plan for the first time in 1993. Awards, all at the closing market price on date of grant, vest ratably over four years and expire 10 years from date of grant.

        Outside Directors also participate in the Long-Term Incentive Plan. On the date of each Annual Meeting, each Outside Director who serves immediately prior to such date and who will continue to serve after such date (whether as a result of such director's re-election or by reason of the continuation of such director's term) is granted an option to purchase 2,250 shares of Common Stock. Options granted to Outside Directors entitle such persons to purchase Common Stock at the fair market value of such Common Stock on the date the option was granted. Options held by Outside Directors expire 10 years from the date of grant, or, if earlier, one year following termination of service as a director for any reason other than death or disability. Such options become exercisable in full

                                       F18

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


six months after their date of grant. In 1996, each Outside Director was granted an option for 37,500 shares in connection with the Incentive 2000 Plan approved by the Stockholders at the 1996 Annual Meeting. These options are exercisable after December 31, 1999, if the Company's stock price is at least $43.000 for twenty consecutive days from January 1, 2000 until April 30, 2001.

        The Committee awarded 22,500 shares and 37,500 shares of restricted stock to eligible employees of ICRR in 1994 and 1993, respectively. No cash payments are required by the individuals. Shares awarded may not be sold, transferred, or used as collateral by the holders until the shares awarded become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with ICRR is terminated. No shares were forfeited in 1996. A total of 4,125 shares and 150 shares were forfeited in 1995 and 1994, respectively. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. In connection with early retirements, 43 and 7,632 shares vested in 1996 and 1995, respectively. The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Company's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the vesting period. Compensation expense was $.8 million, $1.2 million and $.9 million in 1996, 1995 and 1994, respectively.

        Stock Purchase Programs. The Company has two stock purchase programs. The basic program is open to all employees and permits employees to acquire Company common stock via payroll deductions. The other plan is the Discounted Stock Purchase Plan ("Discounted Plan"). Only management employees are eligible to participate in the Discounted Plan which provides for the investment of up to 15% of an eligible employee's salary in the common stock of the Company at a 15% discount. A participant must continue employment with the Company or its subsidiaries for two years to retain the 15% discount, and, during that period, the shares will be held by the plan's administrator. If the employee withdraws shares or directs the sale of shares within two years, the discount must be repaid in cash or relinquished shares. No such repayment is required in the event of death, retirement, disability or change of control of the Company. Costs associated with these programs have been immaterial to date.

                                       F19

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



        The following table summarizes changes in shares under options, after giving effect to the 3-for- 2 stock split declared in January 1996:

                                          Weighted       Weighted     Weighted
                                            Average   Average Fair     Average
                                 Exercise    Value On   Exercisable    Exercise
                        Options     Price  Grant Date   At Year End      Price

Outstanding 12-31-94  1,063,500    $16.822              478,500        $14.417
Granted                 535,274     23.158    $9.105
Exercised (a)            (4,500)    16.834
Forfeited (a)           (11,250)    20.833
Outstanding 12-31-95  1,583,024     18.936              812,381        $17.007
Granted                 848,250     29.803    $8.247
Exercised (b)           (13,125)    22.367
Forfeited (c)            (3,375)    22.389

Outstanding 12-31-96  2,414,774     22.730            1,269,355        $18.873



(a)      Pre-1995 option awards
(b)      Includes 7,875 pre-1995 option awards
(c)      Includes 1,125 pre-1995 option awards

         The last date exercisable for options granted to Outside Directors is May 8, 2006, and March 8, 2006, for those granted to employees.

         Had the Company adopted the compensation cost recognition methods outlined in FASB Statement No. 123 "Accounting for Stock-Based Compensation " ("SFAS 123"), the Company's 1996 and 1995 net income and earnings per share would have been as follows - on a pro forma basis - ($ in millions, except share data):

                                        1996               1995
                              As Reported  Pro Forma   Actual Pro Forma

Income before Extraordinary Item  $136.6     $135.0    $129.8   $129.3
Net Income                        $136.6     $135.0    $118.4   $117.9
EPS before Extraordinary Item     $ 2.21     $ 2.17    $ 2.06   $ 2.06
EPS - Net Income                  $ 2.21     $ 2.17    $ 1.88   $ 1.88


                                       F20

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        Of the options outstanding at December 31, 1996, 1,269,355 have exercise prices between $5.333 and $29.375, with a weighted average exercise price of $18.873, a weighted average remaining contractual life of 8 years and all are exercisable. The remaining 1,145,418 options, which are not exercisable, have exercise prices between $16.583 and $37.875 with a weighted average price of $27.004 and a weighted average remaining contractual life of 8 years.

        The fair value of each option is  estimated  on the grant date using the
Black-Scholes   option  pricing  models  with  the  following   weighted-average
assumptions:

                                       1996            1995

Risk-free interest rate(s)          6.7% and 7.0%   7.2% and 7.3%
Dividend yields                     3.2% and 2.7%   2.9% and 3.0%
Days to expiration                  3652            3652
Volatility                          31.4%           33.1% and 32.9%

15.      Contingencies, Commitments and Concentration of Risks

         The Company has unconditionally guaranteed its finance subsidiary's $9.6 million obligations via a pledge of the stock of the finance subsidiary.

         The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $335 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

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

     Environmental Contingencies. The Company is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites

                                       F21

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred.

         For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1996, the Company estimated the probable range of its liability to be $17 million to $53 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $17 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

16.      Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $52.8 million and $1.4 million included in Cash and Temporary Cash Investments as of December 31, 1996 and 1995, respectively, have been classified and accounted for as held to maturity securities.

     Investments. The Company has investments of $11.7 million in 1996 and $8.2 million in 1995 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments,

                                       F22

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


the carrying amount is a reasonable estimate of fair value. The Company's remaining investments ($5.8 million in 1996 and $5.4 million in 1995) are accounted for by the equity method.

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

         The estimated fair values of the Company's financial instruments are as follows ($ in millions):

                                                     December 31,
                                              1996                 1995

                                      Carrying      Fair  Carrying      Fair
                                        Amount     Value    Amount     Value

Cash and temporary cash investments     $ 59.2   $  59.2   $  5.0     $  5.0
Investments...........................    11.7      11.7      8.2        8.2
Fuel Hedge............................      .1        .1        -          -
Debt..................................  (640.0)   (634.2)  (396.0)    (432.7)

17.        Acquisition of CCP Holdings, Inc.

           On June 12, 1996, ICRR used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to the Company and to loan $59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCPH. The transaction closed June 13, 1996, following the effective date of the approval order issued by the STB. The purchase price was $147.1 million in cash and the assumption of approximately $2.5 million in debt and approximately $17.3 million of capitalized lease obligations existing on acquisition date. Additionally, under the Stock Purchase Agreement, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

           The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996. The allocation of the purchase cost has been based upon preliminary estimates. Revisions to the carrying values of CCPH's assets and liabilities will be made as detailed studies of CCPH's operations, assets and obligations are completed. In general, the purchase price allocations will be

                                       F23

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


subject to adjustment for one year following the acquisition for preacquisition contingencies and adjustments to the purchase price.

           A summary of the CCPH assets acquired and liabilities assumed at June 13, 1996, after reflecting the preliminary purchase accounting allocations, is set forth below ($ in millions):

Cash and Cash Equivalents  $   4.9  Accounts Payable                 $(16.8)
Accounts Receivable           14.1  Other Current Liabilities         (10.2)
Other Current Assets          12.3  Long-Term Debt                    (21.3)
Properties                   256.0  Deferred Income Taxes             (79.8)
                                    Other Liabilities and Reserves    (12.2)

           The  following   unaudited  pro-forma  results  of  the  Company  are
presented to reflect the Company's results of operations for the years ended December 31, 1996, and 1995, as if CCPH had been acquired on January 1, 1996, and January 1, 1995, respectively ($ in millions, except share data):

                                         Years Ended December 31,
                                        1996                 1995
                                              (Unaudited)

Revenues                              $697.3                $719.8
Operating income                       255.5                 251.5
Income before extraordinary item       143.2                 135.5
Net income                             143.2                 124.1

Income per share:
 - Before extraordinary item         $  2.32                $ 2.15
 - Net Income                        $  2.32                $ 1.97




                                                         F24

          18. Selected Quarterly Financial Data - (Unaudited) ($ in millions, except share data):

                                 First     Second      Third     Fourth
1996                           Quarter    Quarter    Quarter    Quarter

Revenues......................  $162.6     $153.4     $167.9     $173.6
Operating Income..............    60.3       56.4       61.5       63.0
Net income....................    33.1       31.4       32.1       40.0

Net income per share.......... $   .54   $    .51   $    .52    $   .65

1995

Revenues......................  $167.9     $156.6     $161.3     $159.5
Operating income..............    62.5       55.9       53.1       59.0
Income before extraordinary
 item, net....................    34.3       29.6       29.2       36.7
Net income....................    34.3       18.2       29.2       36.7

Income per share:
Before extraordinary item..... $   .54    $   .47    $   .47    $   .59
Extraordinary item............       -       (.18)         -          -
Net income per share.......... $   .54    $   .29    $   .47    $   .59

1994

Revenues......................  $147.8     $145.6     $147.0     $154.9
Operating income..............    50.6       45.2       45.9       58.6
Net income....................    27.7       24.8       25.9       35.5

Net income per share.......... $   .43    $   .39    $   .41    $   .55

 Per share amounts have been restated to reflect the 3-for-2 stock split that was declared in January 1996.

Information for 1996 includes results of CCPH for the period June 13, 1996 (date of acquisition) to December 31, 1996.

                                       F25

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES








                                  F O R M 10-K




                          FINANCIAL STATEMENT SCHEDULES

                       SUBMITTED IN RESPONSE TO ITEM 14(a)

                                       F26

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES









                                    I N D E X

                                       T O
                          FINANCIAL STATEMENT SCHEDULES
                       SUBMITTED IN RESPONSE TO ITEM 14(a)




Schedules for the three years ended December 31, 1996:

          I-Condensed financial information.............................F-28
         II-Valuation and qualifying accounts...........................F-31

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







                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                  Illinois Central Corporation--Parent Company
                          Condensed Statements of Income
                        ($ in millions, except share data)



                                       F27

                                          Years Ended December 31,
                                      1996         1995         1994
   Operating expenses...........  $      0.3   $      0.7   $      0.3
   Operating (loss).................    (0.3)        (0.7)        (0.3)

   Other income (expense), net......    (1.9)        (2.8)        (3.7)
   Interest income (expense), net...    (3.2)        (0.5)        (0.1)
   (Loss) before taxes and earnings
      of subsidiaries...............    (5.4)        (4.0)        (4.1)
   Earnings of subsidiaries.........   137.7        120.9        116.5
   Provision (benefit) for income
    taxes                               (4.3)        (1.5)        (1.5)

   Net income...................  $    136.6   $    118.4   $    113.9
   Income per share ............  $     2.21   $     1.88   $     1.78

   Weighted average number of shares
      outstanding (thousands) ......61,877.3     62,885.1     64,088.6


          The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                                       F28

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                  Illinois Central Corporation--Parent Company
                            Condensed Balance Sheets
                                 ($ in millions)

                                                          December 31
                                                        1996         1995
             ASSETS
Current assets:
   Cash and temporary cash investments............. $    0.9     $    1.3
   Receivables........................................  49.1          6.5
   Other current assets...............................   0.5            -
      Total current assets............................  50.5          7.8

Investments in subsidiaries........................... 627.8        476.1

Loan to affiliate.....................................  17.1         17.1

Deferred income taxes.................................   1.4          0.5

Other assets..........................................   0.2          0.3
      Total assets................................. $  697.0     $  501.8

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................ $   56.8     $   16.8
   Dividends payable..................................  14.1         11.9
   Income taxes payable...............................     -            -
      Total current liabilities.......................  70.9         28.7

Intercompany debt.....................................  67.0            -

Other liabilities and reserves........................   3.6          3.0

Contingencies and commitments

Stockholders' equity:
   Common stock, par value $.001 authorized
   100,000,000 shares, 64,297,834 shares issued
   and 61,406,831 shares outstanding                     0.1          0.1
   Additional paid-in capital......................... 167.1        166.3
   Retained income...........................  ...     453.8        368.2
   Treasury stock (2,891,003 shares)..............     (65.5)       (64.5)
      Total stockholders' equity...................... 555.5        470.1

      Total liabilities and stockholders' equity..  $  697.0     $  501.8

                                       F29

          The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part this schedule.
                                       F30

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                  SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                  Illinois Central Corporation--Parent Company
                       Condensed Statements of Cash Flows
                                 ($ in millions)

                                                      Years Ended December
                                                    1996       1995       1994
Cash flows from operating activities:
   Net income..................................  $  136.6   $  118.4   $  113.9
   Reconciliation of net income to net cash
      provided by (used for) operating activities:
      Deferred income taxes........................  (0.9)      (1.5)       0.4
      Earnings of subsidiaries.....................(137.7)    (120.9)    (116.5)
      Cash changes in working capital:
         Receivables............................... (42.6)      (4.1)       0.4
         Other current assets......................  (0.5)       0.1          -
         Accounts payable...................... ...  40.0        7.9        2.6
         Income taxes payable...................  .     -       (0.4)       2.3
      Changes in other assets......................   0.1        0.1        0.1
      Changes in other liabilities and reserves....   2.3        2.2        0.2
         Net cash provided by (used for) operating
          activities ....                            (2.7)       1.8        3.4

Cash flows from investing activities:
   Acquisitions ....................................(152.9)        -          -
   Loan to subsidiaries.............................     -     (17.1)         -
   Loan from subsidiaries...........................  67.0         -          -
   Capital contribution to subsidiaries.............  (6.2)     (0.4)      (0.3)
   Dividends received from subsidiaries............. 143.9      107.7      42.5
         Net cash provided by investing activities..  51.8       90.2      42.2

Cash flows from financing activities:
   Proceeds from the issuance of debt............. .  40.0          -         -
   Prinipal payments on debt........................ (40.0)         -         -
   Dividends paid................................... (48.7)     (41.9)    (35.7)
   Stock repurchases................................  (1.0)     (59.8)     (0.2)
   Proceeds from exercise of stock options and
    warrants......                                     0.2          -         -
         Net cash (used for) financing activities... (49.5)    (101.7)    (35.9)

Changes in cash and temporary cash investments.....   (0.4)      (9.7)      9.7
Cash and temporary cash investments at beginning of
   period...........................................   1.3       11.0       1.3
Cash and temporary cash investments at end of
   period.......................................  $    0.9   $    1.3  $   11.0

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
      Interest (net of amount capitalized)......  $      -   $      -  $      -
      Income taxes..............................  $      -   $      -  $      -

          The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                                       F32

                           ILLINOIS CENTRAL CORPORATION
                                 AND SUBSIDIARIES

                      SCHEDULE II -- VALUATION AND QUALIFYI
                                 ($ in millions)

Year Ended December 31, 1996


                                 Balance At  Additions   Payments    Balance
                                 Beginning    Charged      And        At End
       Classification            Of Year    To Expense  (Charges)   Of Year
Accrued redundancy reserve...  $  33.9     $   2.1     $   5.2     $  30.8
Casualty and other reserves...... 55.7         8.9        19.6        45.0
Environmental.................... 12.9         1.9        (2.4)       17.2
Bad debt reserve.................  2.0         1.8         2.5         1.3
Taxes............................  1.8           -         0.3         1.5
      Total..................  $ 106.3     $  14.7     $  25.2     $  95.8


Year Ended December 31, 1995


                                 Balance At  Additions   Payments    Balance
                                 Beginning   Charged      And        At End
       Classification            Of Year     To Expense  (Charges)   Of Year
Accrued redundancy reserve...  $  38.2     $   3.0     $   7.3     $  33.9
Casualty and other reserves...... 61.7        14.3        20.3        55.7
Environmental.................... 13.3         5.3         5.7        12.9
Bad debt reserve.................  2.1         1.9         2.0         2.0
Taxes............................  1.8           -           -         1.8
      Total..................  $ 117.1     $  24.5     $  35.3     $ 106.3


^Year Ended December 31, 1994


                                  Balance At  Additions   Payments    Balance
                                  Beginning   Charged      And        At End
       Classification             Of Year     To Expense  (Charges)   Of Year
Accrued redundancy reserve...  $  43.6     $   1.8     $   7.2     $  38.2
Casualty and other reserves...... 62.3        16.9        17.5        61.7
Environmental.................... 11.9         4.4         3.0        13.3
Bad debt reserve.................  3.1         1.9         2.9         2.1
Taxes............................  2.2           -         0.4         1.8
      Total..................  $ 123.1     $  25.0     $  31.0     $ 117.1



                                       F33

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.



2.1 Stock Purchase Agreement dated as of January 17, 1996 among Illinois Central Corporation, CCP Holdings, Inc., Donald R. Wood, Jr. and Lyle D. Reed, and the Ann L. and Walter A. Drexel Revocable Trust and Reed Charitable Remainder Unitrust and R. Kevin Trout, John A. Adair and Gregory L. Amys. (Incorporated by reference to Exhibit 2 to the current report on Form 8-K dated as of May 15, 1996 for the Illinois Central Corporation. (SEC File No. 1-10720))

3.1 Articles of Incorporation of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit
       3.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33- 29269)) 3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33-29269))

3.3 Restated Articles of Incorporation of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1-10720))

3.4 By-Laws of Illinois Central Corporation, as amended. (Incorporated by reference to Exhibit 3.4 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of August 21, 1990. (SEC File Nos. 33-36321 and 33-36321-01))



  * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.



3.5 Certificate of Retirement of Illinois Central Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1, as amended dated as of August 21, 1990. (SEC File No. 33-40696 and Post-Effective Amendments to Registration Statement Nos. 33-36321 and 33- 36321-01))

3.6 Certificate of Elimination of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

4.1 Form of 14-1/8% Senior Subordinated Debenture Indenture dated as of September 15, 1989 (the "Senior Subordinated Debenture Indenture") between Illinois Central Railroad Company and United States Trust Company of New York, Trustee (including the form of 14-1/8% Senior Subordinated Debenture included as Exhibit A therein). (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1, as amended dated as of September 26, 1989. (SEC File No. 33-29269))

4.2    Restated  Articles of  Incorporation  of Illinois  Central
       Corporation (included in Exhibit 3.3)

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

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                            Sequential
  No.                           Descriptions                         Page No.


4.4 Form of Note Purchase Agreement dated as of July 23, 1991, among Illinois Central Railroad Company, as issuer, and Illinois Central Corporation, as guarantor, for 10.02% Guaranteed Senior Secured Series A Notes due 1999 and for 10.4% Guaranteed Senior Secured Series B Notes due 2001 (including the Form of Series A Note and Series B Note included as Exhibits A-1 and A- 2, respectively, therein). (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-7092))

4.5    Form  of the  Loan  and  Security  Agreement  dated  as of
       December 6, 1991, between IC Leasing Corporation I and Hitachi Credit America Corp. (including the Form of the Initial Funding Credit Note, the Form of the Refurbishing Credit Note, the Form of Assignment of Lease and Agreement, the Form of the Pledge Agreement between IC Financial Services Corporation and Hitachi Credit America Corp. and the Form of the Guaranty Agreement between Illinois Central Corporation and Hitachi Credit America Corp. included as Exhibits D, E, F, G and H, respectively, therein). (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 1991, for the Illinois Central Corporation filed March 12, 1992. (SEC File No. 1-10720))

4.6 Form of the Trust Agreement dated as of March 30, 1993, between IC Leasing Corporation II and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

4.7 Form of the Security Agreement and Mortgage dated as of March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America (Including the Form of the Promissory Note between IC Leasing Trust II and UNUM Life Insurance Company of America included as Exhibit A, therein). (Incorporated by reference to Exhibit 4.2 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1- 10720))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
  No.                     Descriptions                                 Page No.


4.8 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Corporation II and IC Leasing Trust II. (Incorporated by reference to Exhibit 4.3 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

4.9 Assignment of Lease and Conveyance dated March 30, 1993, between IC Leasing Trust II and UNUM Life Insurance Company of America. (Incorporated by reference to Exhibit
       4.4 to the Current Report of Illinois Central Corporation on Form 8-K dated May 7, 1993. (SEC File No. 1-10720))

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

4.14 Toronto Dominion Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

4.15 Form of Receivables Purchase Agreement dated as of March 29, 1994, between Illinois Central Railroad Company and Golden Gate Funding Corporation. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended March 31, 1994. (SEC File No. 1-7092))

4.16 Form of Railcar Management Agreement between Interrail and IC Leasing Corporation III dated December 3, 1993. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1- 10720))

4.17 Form of Note Purchase Agreement dated as of May 1, 1993, between Illinois Central Railroad Company and The First National Bank of Boston (Incorporated by reference to Exhibit 4.1 to the Registration Statement of Illinois Central Railroad Company on Form S-3. (SEC File No. 33-61410))

4.18 Form of Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1993, amended and restated as of October 27, 1993 and further amended and restated as of November 1, 1994, among Illinois Central Railroad Company and the Banks named therein (Incorporated by reference to Exhibit 4.14 to the Annual Report of Illinois Central Railroad Company on Form 10-K for the year ended December 31, 1994. (SEC File No. 1-7092))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


4.19 Form of Lease Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.20 Form of Lease Agreement dated as of July 1, 1994 between IC Leasing Corporation III and Waterloo Railway Company. (Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.21 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit
       4.12 to the Annual Report on Form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.22 Form of Options Agreement dated as of July 1, 1994, between IC Leasing Corporation III and Illinois Central Railroad Company. (Incorporated by reference to Exhibit
       4.13 to the Annual Report on form 10-K for the year ended December 31, 1994, for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.23 Third Amended and Restated Revolving Credit Agreement between Illinois Central Railroad Company and the banks named therein dated as of April 2, 1993, amended and restated as of October 27, 1993, further amended and restated as of November 1, 1994 and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4.1 to the quarterly report of Illinois Central Railroad Company in Form 10-Q for the three months ended June 30, 1995. (SEC File No. 1-7092))

4.24 Form of Indenture dated as of April 1, 1995 between Illinois Central Railroad Company and The First National Bank of Boston. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of Illinois Central Railroad Company dated April 12, 1995. (SEC File No. 33-58547))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


4.25 Form of Fixed Rate Medium-Term Note dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc., Salomon Brothers, Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.1 to the Current Report of Illinois Central Railroad Company of Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

4.26 Form of Floating Rate Medium-Term Notes dated as of May 1, 1995 between Illinois Central Railroad Company and Lehman Brothers Inc, Salomon Brothers Inc and Smith Barney Inc. (Incorporated by reference to Exhibit 4.2 to the Current Report of Illinois Central Railroad Company on Form 8-K dated May 2, 1995. (SEC File No. 1-7092))

4.27 Amendment No. 1, dated as of April 29, 1996 to the Third Amended and Restated Revolving Credit Agreement, between Illinois Central Railroad Company and the First National Bank of Boston initially dated as of April 2, 1993, amended and restated November 1, 1994, and further amended and restated as of April 28, 1995. (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, for the Illinois Central Railroad Company filed on August 13, 1996. (SEC File No. 1-7092))

4.28 Form of Revolving Credit Agreement between CCP Holdings, Inc., Chicago, Central & Pacific Railroad Company, Cedar River Railroad Company, Iron Horse Properties, Inc., Missouri River Bridge Company and the First National Bank of Boston and Bank of America Trust and Savings Association dated as of June 14, 1996. (Incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 for the Illinois Central Corporation filed on November 8, 1996. (SEC File No. 1-10720))

4.29 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of July 25, 1996. (Incorporated by reference to Exhibit 4.1 of Form S-3 dated as of May 15, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


4.30 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of May 1996. (Incorporated by reference to Exhibit 4.2 of Form S-3 dated as of May 15, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.31 Form of Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A., dated as of July 25, 1996. (Incorporated by reference to Exhibit 4.1 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.32 Form of First Supplemental Indenture between the Illinois Central Railroad Company and The Chase Manhattan Bank, N.A. dated as of December 17, 1996. (Incorporated by reference to Exhibit 4.2 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.33 Form of Registration Rights Agreement among Illinois Central Railroad Company, Lehman Brothers Inc. And Merrill Lynch, Pierce, Fenner & Smith Incorporated dated as of December 10, 1996. (Incorporated by reference to Exhibit
       4.3 of Form S-4 dated as of December 18, 1996 for the Illinois Central Railroad Company. (SEC File No. 1-7092))

4.34 Form of fixed and floating rate Medium-Term Notes Series B for the Illinois Central Railroad Company. (Incorporated by reference to Exhibit 4.3 to the current report on Form 8-K dated as of July 29, 1996 for the Illinois Central Railroad Company (SEC File No. 1-7092))

10.1* Form of supplemental retirement and savings plan. (Incorporated by reference to Exhibit 10C to the Registration Statement of Illinois Central Transportation Co. on Form 10 filed on October 7, 1988, as amended. (SEC File No. 1-10085)) E-8

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


10.2 Form of indemnification agreement dated as of January 29, 1991, between Illinois Central Corporation and certain officers and directors. (Incorporated by reference to
       Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1990, for the Illinois Central Corporation filed on April 1, 1991. (SEC File No. 1-10720))

10.3* Form of IC 1990 Stock Purchase Plan. (Incorporated by reference to Exhibit 10.6 to the Registration Statement of Illinois Central Corporation on Form 10 filed on January
       5, 1990, as amended. (SEC File No. 1-10720))

10.4*  Form   of  IC   Long-Term   Incentive   Option   Plan.
       (Incorporated by reference to Exhibit 10.17 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File Nos. 33- 36321 and 33-36321-01))

10.5* Amendments No. 1 and No. 2 to the IC Long-Term Incentive Plan. (Incorporated by reference to the Proxy Statement of Illinois Central Corporation in connection with its 1992 Annual Meeting of Stockholders. (SEC File No. 1-10720))

10.6 Railroad Locomotive Lease Agreement between IC Leasing Corporation I and Illinois Central Railroad Company dated as of September 5, 1991. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1991 for the Illinois Central Railroad Company filed March 12, 1992. (SEC File No. 1-7092))

10.7 Railroad Locomotive Lease Agreement between IC Leasing Corporation II and Illinois Central Railroad Company dated as of January 14, 1993. (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Railroad Company filed March 5, 1993. (SEC File No. 1-7092))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX
Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


10.8* Form of Consulting and Non-Competition Agreement between Illinois Central Corporation and Edward L. Moyers dated as of February 18, 1993. (Incorporated by reference to
       Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Corporation filed March 5, 1993. (SEC File No. 1-10720))

10.9* Form of the Note Agreement between the Illinois Central Corporation and Edward L. Moyers dated February 18, 1993. (Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1992, for the Illinois Central Corporation filed March 5, 1993. (SEC File No. 1-10720))

10.10* Form of a Supplemental Retirement Benefit Agreement dated as of August 20, 1992 between Illinois Central Corporation and Edward L. Moyers. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three month ended September 30, 1992. (SEC File No. 1-10720))

10.11  The  Asset  Sale  Agreement  between  Allied  Railcar
       Company  and  IC  Leasing   Corporation  III  dated
       December 3, 1993,  (Incorporated  by  reference  to
       Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 1993 for the Illinois Central Corporation field March 16, 1994, including the Bill of Sale Agreement and Assumption of
       Liabilities   included   as   Exhibits   C  and  D,
       respectively,  therein).  (SEC  File No.  1-10720))

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

10.19 Form of Illinois Central Corporation Directors Incentive 2000 Option Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, for the Illinois Central Corporation filed on May 10, 1996. (SEC File No. 1-10720))

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                  EXHIBIT INDEX
Exhibit                                                             Sequential
  No.                     Descriptions                                Page No.


10.20* Form of Illinois Central Railroad Company Incentive 2000
       Plan (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1996, for the Illinois Central Railroad Company filed on May 10, 1996. (SEC File No. 1-7092))

11     Computation of Income Per Common Share                (Included at E-13)

21     Subsidiaries of Registrant                            (Included at E-14)

23     Consent of Arthur Andersen LLP

27     Financial Data Schedule

99     Provisions of the Private Securities Litigation Reform Act of 1995