Form 10-Q
period 1997-03-31
ILLINOIS CENTRAL CORP
filed 1997-05-14
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1997

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


                     YES   X                               NO


 As of March 31, 1997, 61,406,831 common shares were outstanding.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-Q

                          Quarter Ended March 31, 1997


                   CONTENTS

Part I - Financial Information:                                    Page

      Item 1.      Financial Statements:

                   Consolidated Statements of Income                 3

                   Consolidated Balance Sheets                       4

                   Consolidated Statements of Cash Flows             5

                   Notes to Consolidated Financial Statements        6

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of  Operations    9


Part II - Other Information:

      Item 6.      Exhibits and Reports on Form 8-K                  15

Signatures                                                           16

Exhibit Index                                                       E-1

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                       ($ in millions, except share data)
                                 (Unaudited)

                                             Three Months Ended March 31,
                                                1997         1996
                                                ----         ----
    Revenues                               $   172.1   $    162.6

    Operating expenses:
      Labor and fringe benefits                 48.3         47.2
      Leases and car hire                       10.2         10.1
      Diesel fuel                               11.1          8.8
      Materials and supplies                     9.2          8.3
      Depreciation and amortization             11.2          9.1
      Casualty, insurance and losses             4.6          4.2
      Other taxes                                6.0          5.1
      Other                                      7.0          9.5
    Operating expenses                         107.6        102.3

    Operating income                            64.5         60.3

    Other income (expense), net                  0.1          0.3
    Interest expense, net                      (10.4)        (7.7)

    Income before income taxes                  54.2         52.9
    Provision for income taxes                  20.3         19.8

    Net income                             $    33.9   $     33.1

    Income per share                       $    0.55   $     0.54

    Weighted average number of shares
      of common stock and common stock
      equivalents outstanding              62,207,817  61,742,614


     The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)


                    ASSETS                   March 31, 1997  December 31, 1996
                    ------                   --------------  -----------------
Current assets:
   Cash and temporary cash investments          $   61.1       $    59.2
   Receivables, net of allowance for doubtful
      accounts of $1.3 in 1997 and 1996            110.0           107.0
   Secured financing receivable                        -            32.6
   Materials and supplies, at average cost          18.9            17.3
   Assets held for disposition                       1.0             1.6
   Deferred income taxes - current                  20.3            20.3
   Other current assets                             10.2            10.6
      Total current assets                         221.5           248.6

Investments                                         11.8            17.5

Properties:
   Transportation:
      Road and structures, including land        1,404.4         1,375.0
      Equipment                                    264.6           261.2
   Other, principally land                          41.2            41.5
      Total properties                           1,710.2         1,677.7
   Accumulated depreciation                        (59.0)          (53.6)
      Net properties                             1,651.2         1,624.1

Other assets                                        26.9            21.2
      Total assets                              $1,911.4       $ 1,911.4

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $    6.2       $     6.3
   Accounts payable                                 48.3            60.4
   Dividends payable                                14.1            14.1
   Income taxes payable                             10.8             1.1
   Casualty and freight claims                      21.1            21.1
   Employee compensation and vacations              16.1            21.4
   Taxes other than income taxes                    12.3            17.4
   Accrued redundancy reserve                        4.8             4.9
   Other accrued expenses                           93.7            85.3
      Total current liabilities                    227.4           232.0

Long-term debt                                     606.7           633.7
Deferred income taxes                              370.4           356.6
Other liabilities and reserves                     131.6           133.6

Contingencies and commitments (Note 15)

Stockholders' equity:
   Common stock, par value $.001, authorized
   100,000,000 shares, 64,307,395 shares issued
   and 61,406,831 shares outstanding                 0.1             0.1
   Additional paid-in capital                      167.4           167.1
   Retained income                                 473.6           453.8
   Treasury stock (2,900,564 shares)               (65.8)          (65.5)
    Total stockholders' equity                     575.3           555.5
    Total liabilities and stockholders' equity  $1,911.4       $ 1,911.4

     The following notes are an integral part of the consolidated financial statements.

                     ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                ($ in millions)
                                  (Unaudited)

                                             Three Months Ended March 31,
                                               1997             1996
                                               ----             ----
Cash flows from operating activities :
   Net income                               $  33.9          $  33.1
   Reconciliation of net income to net cash
      provided by (used for) operating
      activities :
         Depreciation and amortization         11.2              9.1
         Deferred income taxes                  8.4              7.2
         Equity in undistributed earnings of
            affiliates, net of dividends
            received                           (0.1)             0.1
         Net gains on sales of real estate      0.1             (0.4)
         Cash changes in working capital       (9.7)             2.9
         Changes in other assets               (0.5)            (0.3)
         Changes in other liabilities and
            reserves                           (3.6)           (12.1)
                                               ----            -----
            Net cash provided by operating
            activities                         39.7             39.6

Cash flows from investing activities :
   Additions to properties                    (25.5)           (25.2)
   Proceeds from real estate sales              0.3              0.8
   Proceeds from equipment sales                0.1              0.6
   Proceeds from sales of investments             -              0.1
   Secured financing                           32.6                -
   Other                                         .4             (2.0)
                                               ----             ----
     Net cash provided by (used for)
      investing activities                      7.9            (25.7)

Cash flows from financing activities :
   Proceeds from issuance of debt                 -                -
   Principal payments on debt                 (11.3)            (0.9)
   Net change in commercial paper             (20.0)             5.0
   Dividends paid                             (14.1)           (11.9)
   Stock repurchase program                    (0.3)               -
   Purchase of subsidiary's common stock          -                -
     Net cash (used for) financing activities (45.7)            (7.8)
                                              -----             ----
Changes in cash and temporary cash investments  1.9              6.1
Cash and temporary cash investments at
  beginning of period                          59.2              5.0
                                               ----              ---
Cash and temporary cash investments at end
  of period                                 $  61.1          $  11.1
                                            =======          =======

Supplemental  disclosure  of cash flow
  information:
Cash paid during the year for:
      Interest (net of amount capitalized)  $  11.1          $   6.1
                                            =======          =======
      Income taxes                          $   0.4          $   4.4
                                            =======          =======

     The following notes are an integral part of the consolidated financial statements.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

       Except as described below, the accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1996 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

       In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1996 amounts have been reclassified to conform with the presentation used in the 1997 financial statements.

       Income Per Share

       Income per common share of the Company is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. See also Note 4.

2.     Common Stock and Dividends

       On March 12, 1997, the Board of Directors approved a quarterly dividend of $.23 per share which was paid April 8, 1997. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the ability of the Illinois Central Railroad Company ("ICRR") and CCP Holdings, Inc. ("CCPH") to pay dividends to the Company. Covenants of ICRR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At March 31, 1997, ICRR and CCPH exceeded their tangible net worth covenants by $25.0 million and $23.9 million, respectively.

3.     Acquisition of CCP Holdings, Inc.

       On June 13, 1996, following the effective date of the approval order issued by the Surface Transportation Board, the Company closed the purchase of CCPH. The purchase price was $147.1 million in cash and the assumption of approximately $2.5 million in debt and approximately $17.3 million of capitalized lease obligations existing on acquisition date. Additionally, under the Stock Purchase Agreement, the actual purchase price is subject to various potential adjustments for up to one year after the closing date.

       The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996. The allocation is based on preliminary estimates. No significant adjustments to the preliminary purchase accounting allocations were made during the three months ended March 31, 1997. A final determination of the purchase price alocation will be made at June 30, 1997, when detailed studies are completed. A summary of the CCPH assets acquired and liabilities assumed at June 13, 1996, after reflecting the preliminary purchase accounting allocations, is set forth below ($ in millions):

        Cash and Cash
         Equivalents                $   4.9
        Accounts Receivable            14.1
        Other Current Assets           12.3
        Properties                    256.0

        Accounts Payable             $(16.8)
        Other Current Liabilities     (10.2)
        Long-Term Debt                (21.3)
        Deferred Income Taxes         (79.8)
        Other Liabilities and Reserves(12.2)


         The following unaudited pro-forma results of the Company are presented to reflect the Company's results of operations for the quarter ended March 31, 1996, and year ended December 31, 1996, as if CCPH had been acquired on January 1, 1996 ($ in millions, except per share data):

                                     Quarter Ended,        Year Ended
                                     March 31, 1996   December 31,  1996
                                              (Unaudited)

         Revenues                        $184.2               $697.3
         Operating income                  69.7                255.5
         Net income                        37.9                143.2

         Net Income per share         $     .61              $  2.32
                                      =========              =======

4.       Pro-Forma Earnings Per Share under SFAS No.  128

         In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The new standard is effective for interim and annual periods ending after December 15, 1997; early adoption is not permitted. Had SFAS No. 128 been effective January 1, 1996, the effect on previously reported earnings per share ("EPS") data would have been as follows:
                                                Three Months ended March 31,
                                                     1997           1996

         Primary EPS as reported                     $.55           $.54
         Effect of SFAS No.  128                        -              -
                                                   ------         ------
           Basic EPS                                 $.55           $.54

         Fully diluted EBS as reported               $.55           $.54
         Effect of SFAS No.  128                        -           (.01)
                                                   ------           -----
           Diluted EPS                               $.55           $.53
                                                     ====           ====


         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the assumption that outstanding stock options are exercised during the period provided the average common stock market price exceeds the option exercise price.

         The following is a reconciliation of the shares used to calculate Basic and Diluted EPS at:

                                                  Three Months ended March 31,
                                                    1997                 1996

Shares outstanding at beginning of period        61,406,831          61,425,094

Effects of options exercised in the period (a)          109                 367
                                             --------------     ---------------
Shares used in Basic EPS                         61,406,940          61,425,461

Assumed exercise of outstanding options (b)         800,877             420,292
                                               ------------        ------------
Shares used in Diluted EPS                       62,207,817          61,845,753
                                                 ==========          ==========

         (a) Company policy is to repurchase, in the open market, all shares issued upon the exercise of stock options. The indicated effects on shares result since repurchases do not always occur on exact exercise dates.

         (b) Represents net shares after application of Treasury Stock method. The policy of actual repurchases above in (a), was not assumed.

5.       Receivable Sales Agreement

         On January 1, 1997, the Company adopted SFAS 125. The accounting and reporting of sales relating to ICRR's accounts receivable agreement was not changed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     On a consolidated basis total revenues for 1997 increased from the prior year quarter by $9.5 million or 5.8% to $172.1 million. For the 1997 quarter ICRR declined $8.4 million and CCPH contributed $17.7 million.

     Total freight carloads of 257,880 were up 12%, primarily reflecting inclusion of CCPH which was acquired in June 1996. The 12% traffic increase offset weak export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 20% of the Company's carloads and 37% of ton-miles in 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels , the negative impact of weak export grain traffic was only partially offset. Export grain movements are not expected to improve until the fourth quarter of 1997.

     Coal accounted for 23% of the Company's carloads and 21% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 31%, 17% and 11%, respectively. Increased one time moves and new business offset production difficulties at several shippers' operations. Production difficulties could impact carloading in the second quarter.

     Chemicals accounted for 15% of the Company's carloads and 16% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 14%, 13% and 5%, respectively. The previously announced BNSF agreement is beginning to benefit chemicals.

     Paper and Forest Products were 14% of 1997 carloads and 12% of ton-miles. Carloads were down 2% while ton-miles and revenues were flat versus 1996.

     Bulk Commodities contributed 4% of carloads and ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business. The weather also held shipments down in the quarter.

     Finally, Intermodal accounted for 20% of loads and 6% of ton-miles. Versus 1996, carloads were up 12%, with ton-miles and revenues up 14%.

     Operating expenses overall increased $5.3 million or 5.2% in 1997. Labor and fringe costs include the costs for CCPH for 1997. Leases and car hire returned to more normal operating levels. Fuel expense reflects the increase in cost per gallon (11.2%) coupled with increased usage (13.6%). Increased depreciation is a result of the acquisition of CCPH. The expense category Casualty, Insurance and Losses reflects normal operating levels. Other expenses reflect recovery of prior period expenses in relation to a derailment.

     Operating income for 1997 increased by $4.2 million or 7.0% to $64.5 million for the reasons cited above.

     Net interest expense of $10.4 million for 1997 increased 35.1% compared to $7.7 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in June 1996 in connection with the acquisition of CCPH.

Liquidity and Capital Resources
Operating Data ($ in millions):                     Three Months Ended March 31,
                                                    ----------------------------
                                                          1997       1996
                                                          ----       ----
Cash flows provided by (used for):
         Operating activities.........................   $39.7      $39.6
         Investing activities.........................     7.9      (25.7)
         Financing activities.........................   (45.7)      (7.8)
                                                        -------   --------
         Net change in cash and
           temporary cash investments........ ........  $  1.9     $  6.1
                                                          ======   ======


     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                                    Three Months Ended March 31,
                                                          1997        1996
                                                          ----        ----

         Communications and signals...................  $  4.2      $  3.3
         Equipment/rolling stock......................       -        10.4
         Track and bridges............................    15.1         9.7
         Other........................................     6.2         1.8
                                                       -------     -------
             Total....................................   $25.5       $25.2
                                                         =====       =====


     Property retirements and removals generated proceeds of $.5 million and $1.4 million in 1997 and 1996, respectively.

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

     In June 1996, following the effectiveness of the order by the STB, the Company acquired the stock of CCPH Holdings, Inc. (See Note 3.) The Company used its own bank credit lines and funds received from ICRR (a loan of $59.9 million and a $50 million dividend) to complete the $147 million transaction. The acquisition is being treated as a purchase and under the Stock Purchase Agreement, the actual purchase price is subject to potential adjustments for up to one year.

Financing Activities

     The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1997. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH. The amount was also repaid in June 1996. At March 31, 1997, no amounts were drawn under this agreement. IC Financial leases equipment to ICRR and has approximately $9.1 million in long-term borrowing agreements which were used to acquire locomotive and freight car equipment during 1993 and 1991. IC Financial lease revenue and corresponding expense at ICRR, which is eliminated in consolidation, was $4.7 million and $3.6 million for the first quarter of 1997 and 1996, respectively.

     In April 1997 and 1996, the Company paid $14.1 million and $11.9 million, respectively, in cash dividends on its common stock. Dividends from ICRR were used to fund these payments. Included in the 1996 dividends to the Company is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

     CCPH has a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. Currently, the annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. The credit agreement contains various financial covenants including minimum consolidated tangible net worth, minimum interest coverage and maximum leverage ratio. At March 31, 1997, CCPH was in compliance and does not anticipate any difficulty in maintaining compliance with such covenants. At March 31, 1997, $5.5 million of CCPH's Revolver was outstanding.

     ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the ICRR's lending group (see below). At March 31, 1997, no amounts were outstanding. The average interest rate on commercial paper for the quarter ended March 31, 1997, was 5.68% with a range of 5.68% to 5.69%. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At March 31, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.8 million each for the quarters ended March 31, 1997, and 1996. ICRR's accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No. 125.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. No amounts have been drawn under the Revolver. At March 31, 1997, the full $250 million was available but undrawn.

     Certain covenants of ICRR's debt agreements and CCPH's Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. At March 31, 1997, ICRR and CCPH exceeded their tangible net worth covenants by $25.0 million and $23.9 million, respectively. Both ICRR and CCPH were in compliance with all covenants at March 31, 1997, and do not contemplate any difficulty maintaining such compliance.

     A shelf registration from 1996 can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but capital investments in the terminal facilities and other ventures could necessitate use.

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

     In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. ICRR and the Brotherhood of Locomotive Engineers ("BLE") have negotiated on a local agreement and ratification is pending.

     The new agreement, if ratified, settles wage and work rule issues through 2000. The BLE agreement requires a ratification payment based on 1996 earnings and an effective increase of approximate 4.9% in wage rates upon ratification.

Long-Term Equity Enhancement Program

     The Company paid its twenty-first consecutive quarterly cash dividend on April 8, 1997. The Board of Directors believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board based on profitability, capital expenditure requirements, debt service and other factors. The Board has determined that cash needs for the CCPH acquisition and other capital expenditures precluded a Stock Purchase program for 1996 and to date in 1997.


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

     The Company is aware of approximately 25 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 17 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At four of these sites other parties are expected to contribute the majority of the costs incurred. The Company anticipates expenditures of approximately $2.8 million annually for the investigation and remediation at all sites.

     For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1997, the Company estimated the probable range of its liability to be $13 million to $53 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $13 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

     The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards. Historically the Company has leased substantial amounts of property to industrial tenants, and ICRR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), issued by the Financial Accounting Standards Board in 1996 and effective for 1997, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The accounting and reporting for the ICRR's sales of accounts receivable agreement was not changed by the January 1, 1997 implementation of SFAS No. 125.

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). The new statement is effective December 15, 1997; early adoption is not permitted. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. See Note 4 for proforma presentations of the effect of this new standard.

     The FASB has also released Statement of Financial Accounting Standard No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129"). The Company complies with all the requirements of the standard which is effective for periods ending after December 15, 1997.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 7, 1997, the Registrant held its Annual Meeting of Stockholders.

     At the meeting, the stockholders' were asked to vote on the election of Class II Directors until 2000.

             Description                                        Vote Recap

    The election of George D.  Gould,                   For           55,228,126
    Alexander P.  Lynch, and F.  Jay Taylor           Against            487,855
    as Class III directors until 2000


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










Date: May 14, 1997

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

                          ILLINOIS CENTRAL CORPORATION

                          COMPUTATION OF INCOME PER CO
                      ($ in millions, except share data)

                                                            Three Months
                                                           Ended March 31,
                                                          1997        1996

Net income                                                  33.9      33.1
                                                            ====      ====

Calculation of average number of shares outstanding:
Primary:

Weighted average number of common shares
   outstanding                                        61,406,940  61,425,461
Effect of shares issuable under stock options            800,877     317,153
                                                         -------     -------
                                                      62,207,817  61,742,614
                                                      ==========  ==========

Fully diluted:

Weighted average number of common shares
   outstanding                                        61,406,940  61,425,461
Effect of shares issuable under stock options (1)        800,877     377,548
                                              --         -------     -------
                                                      62,207,817  61,803,009

Income per common share:
Primary:

Net income                                            $     0.55  $     0.54
                                                      ==========  ==========

Fully diluted:

Net income                                            $     0.55  $     0.54
                                                      ==========  ==========

(1) Such items are included in primary calculation. Additional shares price of common stock for the period and the end of period price.