Form 10-Q
period 1997-06-30
ILLINOIS CENTRAL CORP
filed 1997-08-14
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

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


                     YES   X                               NO


 As of June 30, 1997, 61,406,831 common shares were outstanding.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-Q

                    Three and Six Months Ended June 30, 1997


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

Exhibit Index                                                             E-1

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements
                              ($ in millions, exce
                                   (Unaudited)

                                          Three Months           Six Months
                                         Ended June 30,          Ended June 30,
                                       1997       1996        1997         1996
    Revenues                      $   165.6   $  153.4     $ 337.7   $    316.0

    Operating expenses:
      Labor and fringe benefits        47.5       45.4        95.8         92.6
      Leases and car hire              10.2       10.9        20.4         21.0
      Diesel fuel                       9.0        8.8        20.1         17.6
      Materials and supplies            8.0        7.7        17.2         16.0
      Depreciation and amortization     9.6        8.9        20.8         18.0
      Casualty, insurance and losses    3.2        0.9         7.8          5.1
      Other taxes                       6.0        3.5        12.0          8.6
      Other                             8.9       10.9        15.9         20.4
    Operating expenses                102.4       97.0       210.0        199.3

    Operating income                   63.2       56.4       127.7        116.7

    Other income (expense), net         1.3          0.8       1.4          1.1
    Interest expense, net             (10.1)        (6.9)    (20.5)       (14.6)

    Income before income taxes         54.4         50.3     108.6        103.2
    Provision for income taxes         19.4         18.9      39.7         38.7

    Net income                    $    35.0   $     31.4 $    68.9   $     64.5

    Income per share              $    0.56   $     0.51 $    1.11   $     1.04

    Weighted average number of
      shares of common stock
      and common stock
      equivalents outstanding    62,247,664   61,816,404  62,216,064 61,781,826


    The following notes are an integral part of the consolidated financial statements.

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 ($ in millions)


                     ASSETS                    June 30, 1997  December 31, 1996
Current assets:
   Cash and temporary cash investments          $   53.8          $    59.2
   Receivables, net of allowance for doubtful
      accounts of $1.2 in 1997 and $1.3 in 1996    101.1              107.0
   Secured financing receivable                        -               32.6
   Materials and supplies, at average cost          18.2               17.3
   Assets held for disposition                       1.3                1.6
   Deferred income taxes - current                  20.3               20.3
   Other current assets                              9.3               10.6
      Total current assets                         204.0              248.6

Investments                                         11.7               17.5

Properties:
   Transportation:
      Road and structures, including land        1,437.5            1,375.0
      Equipment                                    264.0              261.2
   Other, principally land                          41.2               41.5
      Total properties                           1,742.7            1,677.7
   Accumulated depreciation                        (52.4)             (53.6)
      Net properties                             1,690.3            1,624.1

Other assets                                        28.0               21.2
      Total assets                             $ 1,934.0          $ 1,911.4
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt         $    6.4          $     6.3
   Accounts payable                                 54.4               60.4
   Dividends payable                                14.1               14.1
   Income taxes payable                              3.9                1.1
   Casualty and freight claims                      21.1               21.1
   Employee compensation and vacations              19.1               21.4
   Taxes other than income taxes                    16.4               17.4
   Accrued redundancy reserve                        4.5                4.9
   Other accrued expenses                           90.1               85.3
      Total current liabilities                    230.0              232.0

Long-term debt                                     599.0              633.7
Deferred income taxes                              381.0              356.6
Other liabilities and reserves                     128.6              133.6

Contingencies and commitments

Stockholders' equity:
   Common stock, par value $.001, authorized
      100,000,000 shares, 64,362,831 shares
      issued and 61,406,831 shares outstanding       0.1                0.1
   Additional paid-in capital                      168.7              167.1
   Retained income                                 494.4              453.8
   Treasury stock (2,956,000 shares)               (67.8)             (65.5)
       Total stockholders' equity                  595.4              555.5
       Total liabilities and stockholders'
        equity                                  $1,934.0          $ 1,911.4

     The following notes are an integral part of the consolidated financial statements

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                ($ in millions)
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                          1997       1996
Cash flows from operating activities :
   Net income                                          $  68.9    $  64.5
   Reconciliation of net income to net cash provided
      by (used for) operating activities :
         Depreciation and amortization                    20.8       18.0
         Deferred income taxes                            18.2       14.9
         Equity in undistributed earnings of affiliates,
            net of dividends received                     (0.4)      (0.1)
         Net gains on sales of real estate                (0.9)      (1.4)
         Cash changes in working capital                   1.1      (15.3)
         Changes in other assets                          (1.8)      (0.1)
         Changes in other liabilities and reserves        (6.3)     (11.4)
            Net cash provided by  operating activities    99.6       69.1

Cash flows from investing activities :
   Additions to properties                               (67.9)     (54.7)
   Acquisition of CCPH                                    (0.2)    (146.6)
   Proceeds from real estate sales                         1.7        2.4
   Proceeds from equipment sales                           3.1        2.0
   Proceeds from sales of investments                      0.4        2.7
   Secured financing                                      32.6          -
   Other                                                  (5.3)      (2.5)
            Net cash (used for) investing activities     (35.6)    (196.7)

Cash flows from financing activities :
   Proceeds from issuance of debt                            -       80.5
   Principal payments on debt                            (18.9)     (46.0)
   Net proceeds (payments) in commercial paper           (20.0)     131.0
   Dividends paid                                        (28.2)     (24.2)
   Stock repurchases                                      (2.3)      (0.4)
   Purchase of subsidiary's common stock                     -          -
            Net cash provided by (used for) financing
             activities                                   69.4)     140.9
Changes in cash and temporary cash investments            (5.4)      13.3
Cash and temporary cash investments at beginning of
             period                                       59.2        5.0
Cash and temporary cash investments at end of period   $  53.8    $  18.3

Supplemental  disclosure  of cash flow  information  :
Cash paid during the year for:
      Interest (net of amount capitalized)             $  19.7    $  15.6
      Income taxes                                     $  17.6    $  27.6

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

2.     Common Stock and Dividends

       On June 20, 1997, the Board of Directors approved a quarterly dividend of $.23 per share which was paid July 9, 1997. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the ability of the Illinois Central Railroad Company ("ICRR") and CCP Holdings, Inc. ("CCPH") to pay dividends to the Company. Covenants of ICRR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At June 30, 1997, ICRR and CCPH exceeded their tangible net worth covenants by $26.0 million and $25.6 million, respectively.

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

       The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996. The purchase accounting allocations were finalized at June 30, 1997 and no significant adjustments to such allocations were made during the six months ended June 30, 1997. A summary of the CCPH assets acquired and liabilities assumed at June 13, 1996, after reflecting the purchase accounting allocations, is set forth below ($ in millions):

        Cash and Cash Equivalents       $   4.9
        Accounts Receivable                14.5
        Other Current Assets               11.2
        Properties                        264.6
        Accounts Payable                 $(16.8)
        Other Current Liabilities         (12.2)
        Deferred Income Taxes             (84.6)
        Other Liabilities and Reserves    (13.3)

4.      Pro-Forma Earnings Per Share under SFAS No.  128

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

                                      Three Months                 Six Months
                                      ended June 30,            ended June 30,

                                     1997      1996         1997          1996
                                     ----      ----         ----         -----

         Primary EPS as reported     $.56      $.51        $1.11         $1.04
         Effect of SFAS No.  128      .01         -          .01           .01
                                    -----    ------      -------       -------
           Basic EPS                 $.57      $.51        $1.12         $1.05


         Fully diluted EBS as
          reported                  $.56       $.51        $1.11         $1.04
         Effect of SFAS No.  128       -          -            -             -
                                  ------     ------     --------      --------
           Diluted EPS              $.56       $.51        $1.11         $1.04
                                  ======     ======     ========      ========

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the assumption that outstanding stock options are exercised during the period provided the average common stock market price exceeds the option exercise price.

The following is a reconciliation of the shares used to calculate Basic and Diluted EPS at:

                                      Three Months            Six Months
                                     ended June 30,          ended June 30,
                                    ---------------         --------------
                                    1997       1996         1997       1996
                                    ---        ----         ----       ----

Shares outstanding at beginning
of period                        61,406,831  61,428,469  61,406,831  61,425,094

Effects of options exercised
in the period (a)                     2,099      (7,437)      1,104      (1,876)
                                 ----------  ----------- ----------  -----------

Shares used in Basic EPS         61,408,930  61,421,032  61,407,935  61,423,218

Assumed exercise of outstanding
options (b)                         838,734     562,740     808,129     495,983
                                 ----------  ----------  ----------- ----------

Shares used in Diluted EPS       62,247,664  61,983,772  62,216,064  61,919,201



         (a) Company policy is to repurchase, in the open market, all shares issued upon the exercise of stock options. The indicated effects on shares result from (i) repurchases not always occurring on exact exercise dates (positive change) or (ii) shares considered exercised under APB No. 15 (negative change) that are ignored in Basic under SFAS No.128.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     On a consolidated basis total revenues for 1997 increased from the prior year quarter by $12.2 million or 8.0% to $165.6 million. For the 1997 quarter ICRR declined $1.5 million and CCPH contributed $17.6 million.

     Total freight carloads of 252,941 were up 5.6%, primarily reflecting inclusion of CCPH which was acquired in June 1996. The traffic increase offset weak export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 15% of the Company's carloads and 24% of ton-miles in the second quarter of 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements are not expected to improve until the fourth quarter of 1997.

     Coal accounted for 24% of the Company's carloads and 25% of ton-miles in the second quarter of 1997. Against 1996, carloads and ton-miles were up 15% and 3%, respectively, with revenues down 3%. Increased one-time moves and new business offset production difficulties at several shippers' operations.

     Chemicals accounted for 16% of the Company's carloads and 19% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 17%, 16% and 11%, respectively, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 14% of 1997 carloads and 15% of ton-miles. Carloads were down 5%, ton-miles were up 2% and revenues were down 5% versus 1996.

     Bulk Commodities contributed 6% of carloads and 5% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 20% of loads and 7% of ton-miles. Versus 1996, carloads were up 5%, with ton-miles up 6% and revenues up 11%.

     Operating expenses overall increased $5.4 million or 5.6% in 1997. For 1997, CCPH's costs are included for the entire quarter. Labor and fringe costs were up modestly reflecting cost efficiencies. Leases and car hire returned to more normal operating levels. Fuel expense reflects the decrease in cost per gallon (4.0%) offset by increased usage (13.6%). Increased depreciation is a result of the acquisition of CCPH. The expense categories Casualty, Insurance and Losses and Other taxes reflect normal operating levels.

     Operating income for 1997 increased by $6.8 million or 12.1% to $63.2 million for the reasons cited above.

     Net interest expense of $10.1 million for 1997 increased 46.4% compared to $6.9 million in 1996. The 1997 expense includes borrowings to support the acquisition of CCPH.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     On a consolidated basis total revenues for 1997 increased from the prior year period by $21.7 million or 6.9% to $337.7 million. For the 1997 period ICRR declined $9.9 million and CCPH contributed $35.3 million.

     Total freight carloads of 510,821 were up 8.7%, primarily reflecting inclusion of CCPH which was acquired in June 1996. The traffic increase offset weak export grain which had a negative impact on the revenue mix.

     Grain and grain mill accounted for 17% of the Company's carloads and 31% of ton-miles in 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels , the negative impact of weak export grain traffic was only partially offset. Export grain movements are not expected to improve until the fourth quarter of 1997.

     Coal accounted for 23% of the Company's carloads and 23% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 23%, 10% and 4%, respectively. Increased one time moves and new business offset production difficulties at several shippers' operations.

     Chemicals accounted for 15% of the Company's carloads and 17% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 15%, 15% and 8%, respectively, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 14% of 1997 carloads and 13% of ton-miles. Carloads were down 4%, revenues were down 5% and ton miles were up 1% versus 1996.

     Bulk Commodities contributed 5% of carloads and ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 20% of loads and 6% of ton-miles. Versus 1996, carloads were up 8%, ton-miles were up 10% and revenues up 12%.

     Operating expenses overall increased $10.7 million or 5.4% in 1997. For 1997, CCPH's costs are included for the entire period. Labor and fringe costs were up modestly reflecting cost efficiencies. Leases and car hire returned to more normal operating levels. Fuel expense reflects the increase in cost per gallon (4.0%) coupled with increased usage (12.9%). Increased depreciation is a result of the acquisition of CCPH. Other expenses reflect recovery of prior period expenses in relation to a derailment.

     Operating income for 1997 increased by $11.0 million or 9.4% to $127.7 million for the reasons cited above.

     Net interest expense of $20.5 million for 1997 increased 40.4% compared to $14.6 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid-June 1996 in connection with the acquisition of CCPH.

Liquidity and Capital Resources
Operating Data ($ in millions):                     Six Months Ended June 30,
                                                    -------------------------
                                                    1997                1996
                                                    ----                ----
Cash flows provided by (used for):
     Operating activities...................      $ 99.6                $ 69.1
     Investing activities...................       (35.6)               (196.7)
     Financing activities...................       (69.4)                140.9
                                                 -------                ------
     Net change in cash and
        temporary cash investments.............. $  (5.4)               $ 13.3
                                                ========                ======


     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                                  Six Months Ended June 30,
                                                1997                     1996
                                                ----                     ----

     Communications and signals..........       $10.3                $  5.7
     Equipment/rolling stock...............       2.5                  18.7
     Track and bridges.....................      33.9                  24.0
     Dry bulk transfer facility............      15.2                   4.5
     Other.................................       6.0                   1.8
                                              -------               -------
         Total.............................     $67.9                 $54.7
                                                =====                 =====


     Property retirements and removals generated proceeds of $4.8 million and $4.4 million in 1997 and 1996, respectively.

     The Company still anticipates that total capital expenditures for 1997 will be approximately $172 million. These expenditures are expected to be met from current operations or other available sources.

     In June 1996 the Company  acquired the stock of CCPH  Holdings,  Inc.  (See
Note 3.) The Company used its own bank credit lines and funds received from ICRR (a loan of $59.9 million and a $50 million dividend) to complete the $147 million transaction. The acquisition is being treated as a purchase.

Financing Activities

     The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1997. At June 30, 1997, no amounts were drawn under this agreement. IC Financial leases equipment to ICRR and has approximately $7.7 million in long-term borrowing agreements which were used to acquire locomotive and freight car equipment during 1993 and 1991. IC Financial lease revenue and corresponding expense at ICRR, which is eliminated in consolidation, was $7.5 million and $7.2 million for the first half of 1997 and 1996, respectively.

     In July 1997 and 1996, the Company paid $14.1 million and $12.3 million, respectively, in cash dividends on its common stock. Dividends from ICRR were used to fund these payments. Included in the 1996 dividends to the Company is the March 1996 transfer by ICRR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

     CCPH has a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. Currently, the annual commitment fee is 30 basis points and borrowings are at the Eurodollar offered rate plus 75 basis points. At June 30, 1997, CCPH was in compliance and does not anticipate any difficulty in maintaining compliance with the various financial covenants contained therein. At June 30, 1997, no amounts were drawn under the CCPH Revolver.

     ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver (see below). At June 30, 1997, no amounts were outstanding. The average interest rate on commercial paper for the six month period ended June 30, 1997, was 5.68% with a range of 5.68% to 5.69%. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At June 30, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $1.5 million each for the six month periods ended June 30, 1997, and 1996. ICRR's accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No. 125.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. At June 30, 1997, the full $250 million was available but undrawn.

     Certain covenants of ICRR's debt agreements and CCPH's Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. At June 30, 1997, ICRR and CCPH exceeded their tangible net worth covenants by $26.0 million and $25.6 million, respectively. Both ICRR and CCPH were in compliance with all covenants at June 30, 1997, and do not contemplate any difficulty maintaining such compliance.

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

Year 2000 Conversion

     The Company is accumulating and evaluating the costs associated with modifying existing software programs for the year 2000. Current estimates are approximately $2 million. The Company is also evaluating the feasibility of complete replacement of its "non-2000 compliant" programs. Replacement may be more economical and provide additional enhancements. A final determination is expected in the fourth quarter of 1997.

Miscellaneous

     ICRR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 60% of ICRR's short-term diesel fuel requirements through July 1998 are protected against significant price changes.

     In January 1997, the United Transportation Union ("UTU") ratified a new agreement which settles wage and work rule issues through 2000. The UTU agreement is similar to the nationally negotiated agreement in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases. In May 1997, the Brotherhood of Locomotive Engineers ("BLE") ratified a local agreement which settles wage and work rule issues through 2000. The BLE agreement increased wage rates approximately 4.9% upon ratification.

Long-Term Equity Enhancement Program

     The Company paid its twenty-second consecutive quarterly cash dividend on July 9, 1997. The Board of Directors believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board based on profitability, capital expenditure requirements, debt service and other factors. The Board has determined that cash needs for the CCPH acquisition and other capital expenditures precluded a Stock Purchase program for 1996 and to date in 1997.


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

     For all known sites of environmental contamination where the Company's loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At June 30, 1997, the Company estimated the probable range of its liability to be $11 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $11 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

     In June 1997, the FASB issued two new standards which will be effective for periods ending after December 15, 1997.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. The Company does not expect to adopt this standard early.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 will not apply to interim periods until the second year of application. The Company will not adopt this standard early.

     The Company is currently assessing the impact, if any, these standards will have on its consolidated financial statements.

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










Date: August 12, 1997

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


Exhibit                                                          Sequential
  No.                 Description                                 Page No.

 3 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3 to the Quarterly Report of the Illinois
           Central Railroad Company on Form 10-Q for the three months ended June 30, 1997. (See
           File No.  1-7092))

10         Form of Illinois Central Corporation Directors
           Deferred Compensation Plan, as amended
           and restated effective May 1, 1997.

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

                         ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                             COMPUTATION OF INCOME PER COMMON SHARE
                              ($ in millions, except share data)

                                       Three Months           Six Months
                                       Ended June 30,         Ended June 30,
                                     1997       1996         1997       1996
Net income                     $     35.0 $     31.4   $     68.9 $     64.5

Calculation of average number of
shares outstanding:
Primary:
Weighted average number of
 common shares outstanding     61,408,930 61,421,032   61,407,935 61,423,218

Effect of shares issuable
 under stock options              838,734    395,372      808,129    358,608
                               62,247,664 61,816,404   62,216,064 61,781,826

Fully diluted:
Weighted average number of
common shares outstanding      61,408,930 61,421,032   61,407,935 61,423,218

Effect of shares issuable
under stock options (1)           838,734    374,269      808,129    374,269
                               62,247,664 61,795,301   62,216,064 61,797,487
Income per common share:
Primary:
Net income                     $     0.56 $     0.51   $     1.11 $     1.04

Fully diluted:
Net income                     $     0.56 $     0.51   $     1.11 $     1.04

(1) Such items are included in primary calculation. Additional shares represent differerence between average price of common stock for the period and the end of period price.