Form 10-Q
period 1997-09-30
ILLINOIS CENTRAL CORP
filed 1997-11-07
CIK 859119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

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


                     YES   X                               NO


 As of September 30, 1997, 61,427,647 common shares were outstanding.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-Q

                 Three and Nine Months Ended September 30, 1997



                                    CONTENTS


Part I - Financial Information:                              Page

     Item 1. Financial Statements:

     Consolidated Statements of Income                         3

     Consolidated Balance Sheets                               4

     Consolidated Statements of Cash Flows                     5

     Notes to Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          9


Part II - Other Information:

Item 1. Legal Proceedings                                      16
Item 6. Exhibits and Reports on Form 8-K                       16

Signatures                                                     17

Exhibit Index                                                  E-1

                  ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements
                       ($ in millions, except share data)
                                       (Unaudited)

                                       Three Months            Nine Months
                                    Ended September 30,     Ended September
                                       1997        1996       1997        1996
  Revenues                        $  173.6   $   167.9     $  511.3   $   483.9

  Operating expenses:
   Labor and fringe benefits         51.8        49.3        147.6       141.9
   Leases and car hire               11.1        11.8         31.5        32.8
   Diesel fuel                        8.6         9.5         28.7        27.1
   Materials and supplies             9.0         8.8         26.2        24.8
   Depreciation and amortization     11.0        10.5         31.8        28.5
   Casualty, insurance and losses     4.0         4.1         11.8         9.2
    Other taxes                       4.7         5.5         16.7        14.1
    Other                            11.4         6.9         27.3        27.3
   Operating expenses               111.6       106.4        321.6       305.7

   Operating income                  62.0        61.5        189.7       178.2

   Other income (expense), net        3.9        (0.4)         5.3         0.7
   Interest expense, net            (10.5)       (9.8)       (31.0)      (24.4)

   Income before income taxes        55.4        51.3        164.0       154.5
   Provision for income taxes        20.8        19.2         60.5        57.9

   Net income                    $   34.6   $    32.1     $  103.5   $    96.6

   Income per share              $   0.56   $    0.52     $   1.66   $    1.56

   Weighted average number of
   shares of common stock and
   common stock equivalents
   outstanding                 62,251,380  61,843,972   62,200,342  61,817,730


    The following notes are an integral part of the consolidated financial statements.

                      ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)


                       ASSETS                      September 30,   December 31,
                                                       1997           1996
  Current assets:
     Cash and temporary cash investments          $    37.8          $    59.2
     Receivables, net of allowance for doubtful
        accounts of $1.5 in 1997 and $1.3 in 1996     102.3              107.0
     Secured financing receivable                         -               32.6
     Materials and supplies, at average cost           17.9               17.3
     Assets held for disposition                        1.1                1.6
     Deferred income taxes - current                   20.3               20.3
     Other current assets                               7.2               10.6
        Total current assets                          186.6              248.6

  Investments                                          11.9               17.5

  Properties:
     Transportation:
        Road and structures, including land         1,478.6            1,375.0
        Equipment                                     264.8              261.2
     Other, principally land                           41.3               41.5
        Total properties                            1,784.7            1,677.7
     Accumulated depreciation                         (63.2)             (53.6)
        Net properties                              1,721.5            1,624.1

  Other assets                                         29.3               21.2
        Total assets                              $ 1,949.3          $ 1,911.4
                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt         $    25.1          $     6.3
     Accounts payable                                  54.6               60.4
     Dividends payable                                 14.1               14.1
     Income taxes payable                               9.2                1.1
     Casualty and freight claims                       20.8               21.1
     Employee compensation and vacations               16.9               21.4
     Taxes other than income taxes                     13.1               17.4
     Accrued redundancy reserve                         4.3                4.9
     Other accrued expenses                            85.7               85.3
        Total current liabilities                     243.8              232.0

  Long-term debt                                      572.6              633.7
  Deferred income taxes                               391.6              356.6
  Other liabilities and reserves                      126.1              133.6

  Contingencies and commitments

  Stockholders' equity:
     Common stock, par value $.001, authorized
     100,000,000 shares, 64,417,768 shares
     issued and 61,427,647 shares outstanding           0.1                0.1
     Additional paid-in capital                       169.3              167.1
     Retained income                                  514.8              453.8
     Treasury stock (2,990,121 shares)                (69.0)             (65.5)
      Total stockholders' equity                      615.2              555.5
      Total liabilities and stockholders' equity  $ 1,949.3          $ 1,911.4
  The following notes are an integral part of the consolidated financial statements.

                   ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                ($ in millions)
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                          1997       1996
Cash flows from operating activities :
   Net income                                          $ 103.5    $  96.6
   Reconciliation of net income to net cash provided
      by (used for) operating activities :
         Depreciation and amortization                    31.8       28.5
         Deferred income taxes                            28.8       21.4
         Equity in undistributed earnings of affiliates,
            net of dividends received                     (0.8)      (0.5)
         Net gains on sales of real estate                (1.1)      (1.5)
         Cash changes in working capital                  (2.7)     (11.0)
         Changes in other assets                          (3.1)      (0.4)
         Changes in other liabilities and reserves        (8.1)     (12.0)
            Net cash provided by  operating activities   148.3      121.1

Cash flows from investing activities :
   Additions to properties                              (103.3)     (82.0)
   Acquisition of CCPH                                    (0.2)    (146.8)
   Proceeds from real estate sales                         2.2        2.6
   Proceeds from equipment sales                           2.6        2.6
   Proceeds from sales of investments                      0.6          -
   Secured financing                                      32.6          -
   Other                                                 (11.6)      (8.0)
            Net cash (used for) investing activities     (77.1)    (231.6)

Cash flows from financing activities :
   Proceeds from issuance of debt                            -      210.5
   Principal payments on debt                            (26.7)     (50.4)
   Net proceeds (payments) in commercial paper           (20.0)       5.0
   Dividends paid                                        (42.4)     (36.4)
   Stock repurchases                                      (3.5)      (0.5)
   Purchase of subsidiary's common stock                     -       (0.7)
     Net cash provided by (used for) financing
     activities                                          (92.6)     127.5
Changes in cash and temporary cash investments           (21.4)      17.0
Cash and temporary cash investments at beginning
     of period                                            59.2        5.0
Cash and temporary cash investments at end of period   $  37.8    $  22.0

Supplemental  disclosure  of cash flow  information  :
Cash paid during the year for:
      Interest (net of amount capitalized)             $  33.7    $  21.7
      Income taxes                                     $  22.7    $  45.4

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

2.     Common Stock and Dividends

       On September 17, 1997, the Board of Directors approved a quarterly dividend of $.23 per share which was paid October 8, 1997. The Board intends to continue its policy of quarterly dividends. Future dividends may be dependent on the ability of the Illinois Central Railroad Company ("ICRR") and CCP Holdings, Inc. ("CCPH") to pay dividends to the Company. Covenants of ICRR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At September 30, 1997, ICRR and CCPH exceeded their tangible net worth covenants by $26.2 million and $27.8 million, respectively.

3.     Receivables Sales Agreement

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

                                          Three Months          Nine Months
                                        ended September 30,  ended September 30,
                                          1997        1996    1997         1996

         Primary EPS as reported         $.56         $.52   $1.66        $1.56
         Effect of SFAS No.  128            -            -     .02          .01
                                         -----        ----   -----        -----
           Basic EPS                     $.56         $.52   $1.68        $1.57
                                         =====        ====

         Fully diluted EBS as reported   $.56         $.52   $1.66        $1.56
         Effect of SFAS No.  128            -            -       -            -
                                         -----        ----   -----        -----
           Diluted EPS                   $.56         $.52   $1.66        $1.56
                                         ====         ====   =====        =====

         Basic EPS is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the assumption that outstanding stock options are exercised during the period provided the average common stock market price exceeds the option exercise price.

The following is a reconciliation of the shares used to calculate Basic and Diluted EPS at:

                                       Three Months          Nine Months
                                   ended September 30,    ended September 30,
                                  --------------------   -------------------
                                  1997          1996    1997            1996
                                  ----          ----    ----            ----

  Shares outstanding at
  beginning of period         61,406,831    61,417,690   61,406,831  61,425,094

  Effects of options
  exercised in the period (a)      4,816          (736)       2,351      (3,974)
                              ----------    -----------  ----------  ----------

  Shares used in Basic EPS    61,411,647    61,416,954   61,409,182  61,421,120

  Assumed exercise of
  outstanding options (b)        839,733       571,810      791,160     522,109
                              ----------    ----------   ----------  ----------

  Shares used in Diluted EPS  62,251,380    61,988,764   62,200,342  61,943,229


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

5. In June 1996, the Company acquired CCPH. The acquisition has been accounted for under the purchase method of accounting. The following pro forma results of the Company are presented to reflect the Company's results of operations for the nine months ended September 30, 1996, as if CCPH has been acquired on January 1, 1996, ($ in millions except per share data):
                                    (Unaudited)
                                Nine Months Ended
                               September 30, 1996

         Revenues                      $523.7
         Operating Income               192.5
         Net Income                     103.2

         Net Income Per Share         $  1.67
                                      =======

6.       Litigation

         ICRR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against ICRR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment and remanded the case to the trial court for further proceedings. ICRR believes the verdict has no basis and intends to continue to challenge it vigorously.

         While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICRR's financial position, results of operations, cash flow or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     On a consolidated basis total revenues for 1997 increased from the prior year quarter by $5.7 million or 3.4% to $173.6 million. Total freight carloads of 258,649 were relatively flat with the mix of commodities causing revenues per car and in total to increase compared with 1996.

     Grain and Grain Mill accounted for 15% of the Company's carloads and 25% of ton-miles in the third quarter of 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements began to improve late in the quarter and are continuing in the fourth quarter of 1997.

     Coal accounted for 24% of the Company's carloads and 25% of ton-miles in the third quarter of 1997. Against 1996, carloads, ton-miles and revenues were down 5%, 9% and 14%, respectively. Production difficulties at two shippers (started in June 1997 ) were not resolved until late in the quarter.

     Chemicals accounted for 15% of the Company's carloads and 18% of ton-miles in 1997. Against 1996, carloads and ton-miles were up 7% and 5%, respectively, with revenues flat.

     Paper and Forest Products were 15% of 1997 carloads and 15% of ton-miles. Carloads were up 8%, ton-miles were up 10% and revenues were up 8% versus 1996.

     Bulk Commodities contributed 7% of carloads and 6% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 19% of loads and 6% of ton-miles. Versus 1996, carloads were down 2%, with ton-miles down 3% and revenues up 5%.

     Operating expenses overall increased $5.2 million or 4.9% in 1997. Labor and fringe costs were up modestly reflecting contract increases partially offset by efficiencies. Leases and car hire returned to more normal operating levels. Fuel expense reflects the decrease in cost per gallon (8.6%) coupled with decreased usage (1.4%). The expense categories Casualty, Insurance and Losses and Other taxes reflect normal operating levels. Other Expense reflects increased costs associated with various intermodal terminal operations and the lack of a one-time favorable adjustment reported in 1996.

     Operating income for 1997 increased by $.5 million or .8% to $62.0 million for the reasons cited above.

     Other income (expense) in 1997 includes a $3.7 million pre-tax gain for the sale of outdoor advertising rights.

     Net interest expense of $10.5 million for 1997 increased 7.1% compared to $9.8 million in 1996 caused by higher debt levels year to year.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     On a consolidated basis total revenues for 1997 increased from the prior year period by $27.4 million or 5.7% to $511.3 million. The 1997 period includes CCPH for the entire year and a $7.8 million decline at ICRR.

     Total freight carloads of 769,470 were up 5.5%, primarily reflecting inclusion of CCPH which was acquired in June 1996. The traffic increase offset weak export grain which had a negative impact on the revenue mix.

     Grain and Grain Mill accounted for 17% of the Company's carloads and 29% of ton-miles in 1997. While 1997's rail rates were higher on average versus last year and demand for grain domestically was strong as processors returned to more normal production levels, the negative impact of weak export grain traffic was only partially offset. Export grain movements began to improve late in the quarter and are continuing in the fourth quarter of 1997.

     Coal accounted for 24% of the Company's carloads and 24% of ton-miles in 1997. Against 1996, carloads and ton-miles were up 11% and 2%, respectively, with revenues down 4%. Increased one time moves and new business offset production difficulties at several shippers' operations. These difficulties were resolved late in the third quarter of 1997.

     Chemicals accounted for 15% of the Company's carloads and 17% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 12%, 11% and 5%, respectively, reflecting the new haulage agreement with BNSF entered into in late 1996.

     Paper and Forest Products were 14% of 1997 carloads and 14% of ton-miles. Carloads and revenues were flat, and ton miles were up 4% versus 1996.

     Bulk Commodities contributed 6% of carloads 5% of ton-miles in 1997. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

     Finally, Intermodal accounted for 20% of loads and 6% of ton-miles. Versus 1996, carloads were up 5%, ton-miles were up 5% and revenues up 10%.

     Operating expenses overall increased $15.9 million or 5.2% in 1997. For 1997, CCPH's costs are included for the entire period. Labor and fringe costs were up modestly. Leases and car hire returned to more normal operating levels. Fuel expense reflects a 12.9% usage increase.
Depreciation expense rose as a result of the acquisition of CCPH.

     Operating income for 1997 increased by $11.5 million or 6.5% to $189.7 million for the reasons cited above.

     Other income (expense) in 1997 includes a $3.7 million pre-tax gain for the sale of outdoor advertising rights.

     Net interest expense of $31.0 million for 1997 increased 27.0% compared to $24.4 million in 1996. The 1997 expense includes borrowings to support the $109.9 million transferred from ICRR in mid-June 1996 in connection with the acquisition of CCPH.

Liquidity and Capital Resources
Operating Data ($ in millions):                Nine Months Ended September 30,
                                               -------------------------------
                                                    1997           1996
                                                    ----           ----
Cash flows provided by (used for):
     Operating activities.......................  $148.3          $121.1
     Investing activities.......................   (77.1)         (231.6)
     Financing activities.......................   (92.6)          127.5
                                                  -------         -------
     Net change in cash and
        temporary cash investments..............  $(21.4)         $ 17.0
                                                  =======         ======

     Cash from operating activities in 1997 and 1996 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:

                                               Nine Months Ended September 30,
                                                   1997             1996
                                                   ----             ----

     Communications and signals................   $15.9           $ 14.2
     Equipment/rolling stock...................     4.0             23.4
     Track and bridges.........................    51.6             38.3
     Dry bulk transfer facility................    25.4                -
     Other.....................................     6.4              6.1
                                                  -----           -------
         Total.................................  $103.3            $82.0
                                                 ======            =====

     Property retirements and removals generated proceeds of $4.8 million and $5.2 million in 1997 and 1996, respectively.

     The Company still anticipates that total capital expenditures for 1997 will be approximately $172 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

     The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1998. At September 30, 1997, no amounts were drawn under this agreement. IC Financial leases equipment to ICRR and has approximately $7.5 million in long-term borrowing agreements which were used to acquire locomotive and freight car equipment during 1993 and 1991. IC Financial lease revenue and corresponding expense at ICRR, which is eliminated in consolidation, was $11.1 million and $10.8 million for the first nine months of 1997 and 1996, respectively.

     In October 1997 and 1996, the Company paid $14.1 million and $12.3 million, respectively, in cash dividends on its common stock. Dividends from ICRR were used to fund these payments.

     CCPH has a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. Currently, the annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. At September 30, 1997, CCPH was in compliance and does not anticipate any difficulty in maintaining compliance with the various financial covenants contained therein. At September 30, 1997, no amounts were drawn under the CCPH Revolver.

     ICRR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver (see below). At September 30, 1997, no amounts were outstanding. The average interest rate on commercial paper for the nine month period ended September 30, 1997, was 5.68% with a range of 5.68% to 5.69%. ICRR's public debt is rated Baa2 by Moody's and BBB by S&P.

     In 1994, ICRR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement, which expires in June 1998, allows for sales of accounts receivable up to a maximum of $50 million at any one time. ICRR services the accounts receivable sold under the agreement and retains the same exposure to credit loss as existed prior to the sale. At September 30, 1997, $50 million had been sold pursuant to the agreement. Costs related to the agreement fluctuate with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $2.3 million each for the nine month periods ended September 30, 1997, and 1996. ICRR's accounting and reporting for the sale of accounts receivable was not changed by the implementation of SFAS No. 125.

     ICRR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICRR's long-term credit ratings. The Revolver is used primarily for backup for ICRR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICRR under the facility. At September 30, 1997, the full $250 million was available but undrawn.

     Certain covenants of ICRR's debt agreements and CCPH's Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. At September 30, 1997,

ICRR and CCPH exceeded their tangible net worth covenants by $26.2 million and $27.8 million, respectively. Both ICRR and CCPH were in compliance with all covenants at September 30, 1997, and do not contemplate any difficulty maintaining such compliance.

     ICRR has a shelf registration from 1996 which can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but capital investments in the terminal facilities and other ventures could necessitate use.

     The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

Year 2000 Conversion

     The Company has entered into an agreement to replace a portion of its "non-2000 compliant" programs. The Company is accumulating and evaluating the costs associated with modifying the remaining software programs for the year 2000 compliance. Determination of the approach for the remaining programs has not been finalized.

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

Long-Term Equity Enhancement Program

     The Company paid its twenty-third consecutive quarterly cash dividend on October 8, 1997. The Board of Directors believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board based on profitability, capital expenditure requirements, debt service and other factors. The Board has determined that cash needs for the CCPH acquisition and other capital expenditures precluded a Stock Purchase program for 1996 and to date in 1997.

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

     For all known sites of environmental contamination where the Company's loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At September 30, 1997, the Company estimated the probable range of its liability to be $11 million to $50 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $11 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

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

Litigation

     ICRR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against ICRR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment and remanded the case to the trial court for further proceedings. (See Part II-Other Information-Item 1.-Legal Proceedings) ICRR believes the verdict has no basis and intends to continue to challenge it vigorously.

     While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on the Company's financial position, results of operations, cash flow or liquidity.

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

     The FASB has also released Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). The Company complies with all the requirements of the standard which is effective for periods ending after December 15, 1997.

     In June 1997, the FASB issued two new standards which will be effective for fiscal years beginning after December 15, 1997.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. The Company does not expect to adopt this standard early.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     ICRR is one of several defendants in a class action stemming from the leakage and fire from a tanker of butadiene in East New Orleans in 1987. In August 1997 a jury in the Central District Court of Orleans Parish, Louisiana returned a verdict of $1.9 million as compensatory damages for 20 named members of the class. ICRR was found liable for 5% of the damages, which combined with prejudgment interest, approximates $200,000. The compensatory claims of the rest of the class remain unresolved. The same jury in September 1997 returned a verdict for punitive damages against five defendants on behalf of the entire putative class of some 8,000 individuals. The jury awarded $125 million in punitive damages against ICRR out of a total punitive damage award exceeding $3.4 billion. The Louisiana Supreme Court has vacated and set aside the judgment for procedural reasons and remanded the case to the trial court for further proceedings. Post trial motions are pending before the trial judge to overturn or reduce both the compensatory and punitive awards. See Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Litigation.

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





                                                  ILLINOIS CENTRAL CORPORATION





                                                 /s/ John V. Mulvaney
                                                     John V. Mulvaney
                                                Controller










Date: November 7, 1997

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