Form 10-K
period 1997-12-31
ILLINOIS CENTRAL CORP
filed 1998-03-17
CIK 859119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 1-10720

                          Illinois Central Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3545405
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois           60611-5504
--------------------------------------------------      ---------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 27, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,386 million. For purposes of the foregoing statement only, directors and executive officers of the registrant have been assumed to be affiliates.

     As of February 27, 1998, there were 61,473,222 shares of the registrant's common stock outstanding.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-K

                          Year Ended December 31, 1997

                                      INDEX

PART I                                                                 10-K Page

  Item 1.     Business............................................. ..... ..   3
  Item 2.     Properties.......... ................................. .... ..  10
  Item 3.     Legal Proceedings.............................................. 15
  Item 4.     Submission of Matters to a Vote of Security Holders............ 17

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................ 18
  Item 6.     Selected Financial Data........................................ 18
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 20
  Item 8.     Financial Statements and Supplementary Data.................... 36
  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure......................... 36

PART III

  Item 10.    Directors and Executive Officers of the Registrant              37
  Item 11.    Executive Compensation ........................................ 40
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................... 53
  Item 13.    Certain Relationships and Related Transactions................. 54

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................... 56

SIGNATURES................................................................... 57

                                     PART I

Item 1.  Business

Background

         Illinois Central Corporation (the "Company") was incorporated under the laws of Delaware on January 27, 1989. The principal executive office of the Company is located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611-5504 and its telephone number is (312) 755-7500.

         The Company, through its wholly-owned subsidiary, Illinois Central Railroad Company ("ICR"), traces its origin to 1851, when ICR was incorporated as the nation's first land-grant railroad. ICR, a Class I freight railroad, operates 2,600 miles of main-line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, coal, paper, grain and grain products, and intermodal trailers and containers. In 1997, ICR accounted for 90% of the Company's total revenues.

         In June 1996, the Company acquired in a purchase transaction CCP Holdings, Inc. ("CCPH"). CCPH has two principal operating subsidiaries - the Chicago, Central and Pacific Railroad Company ("CCPR") and the Cedar River Railroad Company ("CRR") - which together comprise a Class II freight railroad system operating 850 miles of track primarily transporting grain, milled grain and coal. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa, to Albert Lea, Minnesota. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the 1996 acquisition of CCPH.

         While ICR, CCPR and CRR (jointly, the "Railroads" or the "IC system") are legally separate railroads, they operate as a single rail system, with centralized marketing, administration, and dispatching control.

         In addition to ICR and CCPH, the Company's other wholly-owned subsidiary, IC Financial Services Corporation ("IC Financial"), functions as the investment vehicle by which non-rail related activities are conducted. Initially, IC Financial was formed to finance, through various special purpose subsidiaries, the acquisition of locomotives and freight cars which are leased to ICR. More recently, IC Financial has invested in two terminals located south of Baton Rouge, Louisiana. See Item 1. "Business - Terminal Operations"

Planned Growth

         In the fall of 1997, the Company developed and announced a four-year growth plan for the years 1998-2001. The plan, called "Beyond 2000," is designed to position the Company for the next century. The plan anticipates the Company's revenues, comprised of the existing franchise of ICR, CCPH, and IC Financial, will be in a range of $925 million to $955 million by year-end 2001. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -Significant Developments" and "Outlook", for additional information which may effect the Company's growth plans.

Railroad Commodities and Customers

         The Railroads' customers are engaged in a wide variety of businesses and ship a number of different products that can be classified into these seven primary commodity groupings:

    --   organic, inorganic, agricultural and other chemicals
    -- grain, milled grain such as corn syrup and soybean meal, and other agricultural/food products
    --   paper, lumber, and other forest products
    --   coal
    -- intermodal, comprising a wide variety of primarily consumer products shipped in containers or truck trailers on specially designed cars
    -- metals, metal products such as coiled steel, and scrap metal -- bulk commodities such as sand, stone, coke, and ores

         In 1997, two customers each accounted for approximately 6% of revenues. The ten largest customers accounted for approximately 34% of revenues.

Contributions to Total Revenues by Commodity Group

         Data for 1997 is not comparable to prior years because the Company acquired CCPH in June 1996. Consequently, 1993 through 1995 data is ICR only.

         The respective percentage contributions by principal commodity group to the Company's revenues during the past five years are set forth below:

                Contributions to Total Revenues by Commodity Group
 Commodity
 Group                           1997      1996(1)    1995    1994         1993
 ---------                       ----      -----      ----    ----         ----
Chemicals...................     25.1%      25.4%     25.2%   24.8%       24.7%
Grain, mill & food products.     21.3       19.9      21.9     18.7        23.2
Paper....& forest products..     15.6       16.3      16.9     18.1        18.6
Coal........................     12.1       13.8      12.9     15.2        12.7
Intermodal..................      8.1        7.9       7.3      6.6         4.8
All other...................     17.8       16.7      15.8     16.6        16.0
                                 ----     ------     -----    -----       -----
Total.......................    100.0%     100.0%    100.0%   100.0%      100.0%
                                =====      =====     =====    =====       =====

1 Includes CCPH since June 13, 1996.

Terminal Operations

         The Company currently has a number of facilities or terminal operations which contribute to revenues and enhance the flow of rail traffic across the IC system. Most of these facilities have been developed since 1994. Following are descriptions of the four most significant terminals.

         In December 1996, IC Financial acquired an existing liquid-bulk storage and distribution terminal on the Mississippi River south of Baton Rouge. IC Omnimodal Terminal Company ("ICOM") has been serving the petroleum and petrochemical industries for more than 15 years. Since acquisition, ICOM secured three new contracts requiring $7.1 million for the construction of new pipelines and additional tank storage. These contracts and new facilities enhance the long-term revenue streams from this facility.

         In 1996, a subsidiary of IC Financial, IC RailMarine Terminal Company, began construction of an import/export, dry-bulk handling terminal on the Mississippi River near Convent, Louisiana. The majority of the construction was completed when this terminal began operation in December 1997. Initially this facility will handle coal, iron ore and refined iron pellets. The terminal's primary customer, American Iron Reduction, constructed a plant adjacent to the terminal.

         In 1996, ICR constructed a 75-acre intermodal terminal for the exclusive use of the Canadian National Railway (CN). The facility has an annual capacity of 250,000 intermodal "lifts." An intermodal "lift" is the placement of a container or truck trailer on or off a railcar. ICR owns the facility and operates it on CN's behalf. ICR is compensated through fees paid for each lift.

         In 1994, ICR constructed a transload facility in Harvey, Illinois. This facility stores primarily railcars of plastic pellets. These pellets are subsequently loaded into tanker trucks ("transloaded") for distribution to smaller, non-rail-served manufacturers. The Company spent $1.0 million to double the capacity of this terminal in 1997.

Operating Statistics

         Data for 1997 is not comparable to prior years because the Company acquired CCPH in June 1996. Consequently, 1993 through 1996 data is ICR only.

                                   1997       1996     1995      1994     1993
                                   ----       ----     ----      ----     ----

Carloads (in thousands)           1,031        927      957       915      848
Freight train miles
  (in thousands)1.............    9,167      7,950    7,758     7,179    5,659
Revenue ton miles of freight
  traffic (in millions)2 3....   23,843     22,511   23,773    20,582   20,080
Revenue tons per carload           78.7       71.7     74.7      76.3     79.1
Average length of haul
  (in miles)..................      307        309      328       286      293
Gross freight revenue per
  ton mile3 4.................    $.026      $.026   $ .026   $  .028  $  .028
Net freight ton miles per
  average route mile
  (in millions)...............      6.9        8.2      9.0       7.6      7.4
Gallons per ton mile5.........   .00256     .00236   .00234    .00248   .00251
Active locomotives............      358        331      333       328      322
Track resurfacing (miles)         1,457      1,360    1,360     1,397    1,293
Percent resurfaced............    28.7%      33.7%    32.2%     33.0%    29.8%
Ties laid in replacement
  (including switch ties).....  413,713    425,999  408,760   346,994  323,764
Slow order miles..............   285.28     100.00   209.76    275.79   152.32


     1 Freight train miles equals the total number of miles traveled by all trains in the movement of freight.
     2 Revenue ton miles of freight traffic equals the product of the weight in tons of freight carried for hire and the distance in miles between origin and destination.
     3   Prior years have been restated to eliminate  non-revenue ton miles.
     4 Revenue per ton mile equals gross freight revenue divided by revenue ton miles of freight traffic.
     5 Gallons per ton mile equals the amount of fuel required to move one ton of freight one mile.

     The following table summarizes operating expense-to-revenue ratios of the Company for each of the past five years. The table analyzes the various components of operating expenses based on the line items appearing on the income statements. The ratio is generally used within the railroad industry as a measure of operating efficiency; the Company has had the lowest ratio among major railroads in the U.S. and Canada in each of the last eight years.

     Ratio1                      1997   1996    1995    1994   1993
                                 ----   ----    ----    ----   ----

Operating2.....................  62.3%  63.3%   64.3%   66.4%  68.2%
Labor and fringe benefits......  29.2   29.2    30.2    31.0   31.1
Leases and car hire............   5.9    6.8     7.2     8.2   11.9
Diesel fuel....................   5.6    5.8     5.1     5.3    5.4
Materials and supplies.........   5.2    5.0     5.4     6.0    6.2
Depreciation and amortization..   6.1    6.0     5.3     4.6    4.2
Casualty, insurance and losses.   2.3    1.8     2.7     4.0    3.8
Other taxes....................   3.0    2.8     2.8     3.0    2.9
Other..........................   5.0    5.9     5.6     4.3    2.8


1 1996 includes CCPH for six months; 1995-1993 is ICR only.
2 Operating ratio means the ratio of operating expenses before special charge over operating revenues.

Employees; Labor Relations

         Labor relations in the railroad industry are subject to extensive governmental regulation under the Railway Labor Act. Employees in the railroad industry are covered by the Railroad Retirement System instead of Social Security. Employer contribution rates under the Railroad Retirement System are currently more than double those in other industries and may rise further as the proportion of retired employees receiving benefits increases relative to the number of working employees. Also, railroad employees are covered by the Federal Employer's Liability Act ("FELA") rather than by state no-fault workmen's compensation systems. FELA is a fault-based system, with compensation for injuries determined by individual negotiation or litigation.

         Approximately 90% of all employees are represented by one of eleven unions. The general approach to labor negotiations by Class I railroads is to bargain on a collective national basis. For several years now, one of the Company's guiding principles is that local -- rather than national, industry-wide -- negotiations will result in labor agreements that better address both employees' concerns and preferences and the Company's actual operating environment. Therefore, beginning in late 1994, ICR began negotiating separate distinct agreements with each of its eleven unions. To date, all of ICR's eleven bargaining units have ratified local agreements that resolve wage and work-rule issues through 1999 for shop crafts and through the year 2000 for engineers and trainmen. At CCPH, labor negotiations are local as well and are being renegotiated; until new agreements are reached, cost-of-living allowance provisions and other terms in previous agreements will continue.


         There are risks associated with negotiating locally. Presidents and Congress have repeatedly demonstrated they will step in to avoid national strikes, while a local dispute may not generate federal intervention, making an extended work stoppage potentially more likely. The Company's management believes the potential mutual benefits of local bargaining outweigh the risk.

The following table shows the average annual employment levels for the last five years:

                     1997      1996      1995     1994      1993
                     ----      ----      ----     ----      ----
         ICR        3,295     3,238     3,268    3,250     3,306
         CCPH         322       379       N/A      N/A       N/A
                   ------    ------    ------   ------    ------
         Total      3,617     3,617     3,268    3,250     3,306
                    =====     =====     =====    =====     =====

N/A = Not Available

         Management believes that over the next several years attrition and retirements will be the primary source of declines in employment levels. Increases in employment levels, particularly in train operations, are possible in response to growth of business in accordance with the Company's growth plan.

Regulatory Matters; Freight Rates; Environmental Considerations

         The Railroads, particularly ICR as a Class I railroad, are subject to significant governmental regulation by the Surface Transportation Board ("STB") and other federal, state and local regulatory authorities with respect to rates, service, safety and operations.

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

         ICR currently transports Southern Illinois coal which will not meet the environmental standards of Phase II of the Clean Air Act unless blended with lower-sulfur coal or users of the coal install air scrubbers. As a result, this source of traffic may decline in advance of or consistent with Phase II implementation in the year 2000. On the other hand, ICR is participating in movements of Western coal (lower-sulfur) and certain Southern Illinois coal which is being blended to comply with Phase II. ICR anticipates these sources of traffic may increase. Additionally, the Company has constructed an import/export terminal to handle the export of coal (see Item 1. "Business -Terminal Operations"). Overall, management believes that implementation of Phase II of the Clean Air Act is unlikely to have a material adverse effect on the results of the Company.

         Currently, the utility industry is undergoing deregulation creating enormous pressures for change, innovation, and cost control. In the face of increased competition caused by deregulation, utilities are attempting to reduce costs, including rail transportation costs. Methods being investigated include "power wheeling", "coal-by-wire", and for those utilities served by a single railroad, re-regulation of rail rates. Some analysts have suggested that utility deregulation may significantly reduce rail revenues through a shift in the pattern of coal movements forcing lower rail rates. At this point, there are too many variables to know if utility deregulation will have a neutral, modestly positive or modestly negative effect on the Company in the long-term. However, management believes that the Company will not be materially, adversely affected because it already provides its utility customers highly competitive rates and service as determined through competitive bids against other railroads and river options.

         Inherent in the operations and real estate activities of the Company and other railroads is the risk of environmental liabilities. The Company is subject to extensive regulation under environmental laws and regulations concerning, among other things, discharges into the environment and the handling, storage, transportation and disposal of waste and hazardous materials. See Item 2. "Properties - Environmental Conditions" for discussion of sites on which the Company currently or formerly conducted operations that are subject to governmental action in connection with environmental degradation.

Railroads' Results Influenced by Economic Conditions

         In any given year, the Railroads, like other railroads, are susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight it transports. Many of the goods and commodities carried by the Railroads experience cyclicality in demand. The operations of the Railroads can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. The Railroads revenues are effected by prevailing economic conditions and should an economic slowdown or recession occur in the United States or other key markets, the volume of rail shipments carried is likely to be reduced.

Competition

         The Railroads face intense competition for freight traffic from trucks, river barges, pipeline carriers, and other railroads. Competition is generally based on the rates charged and the quality and reliability of the service provided. At December 31, 1997, there were 9 railroads in the United States classified by revenues as Class I railroads. ICR is sixth in revenues and has the best operating ratio.

         To a greater degree than other rail carriers, ICR is vulnerable to barge competition because its main routes are parallel to the Mississippi River system. The use of barges for some commodities, particularly coal and grain, often represents a lower cost mode of transportation. Barge competition and barge rates are affected by navigational interruptions from ice, floods and droughts which can cause widely fluctuating barge rates. ICR's ability to maintain its market share of the available freight has traditionally been affected by the navigational conditions on the river. As a result, ICR's revenue per ton-mile has generally been lower than industry averages for these commodities.

         Most of the Company's operations are conducted between points served by one or more competing carriers. The consolidation in recent years of major rail systems has resulted in strong competition in the service territory of the Company. The mega-carriers could use their size and pricing power to block shippers' access to efficient gateways and routing options that are currently and have been historically available. Mergers have not had a material adverse impact on the results or financial condition of the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - Tender Offer."

Adverse Factors Effecting Fuel Prices

         Fuel expense represents an appreciable portion of the Railroads' annual operating expenses. ICR currently has hedging programs in place through June 1998, to mitigate the effects of fuel price changes on its operating margins and overall profitability. ICR has entered into several collar agreements to mitigate the risk of fuel price volatility. ICR also monitors its hedging positions and credit ratings of its counter parties and does not anticipate losses due to counterparty nonperformance.

Liens on Properties

         Currently 17 locomotives and 1,943 rail cars owned by IC Financial are subject to liens by lenders. Neither the Company nor the railroads are subject to these liens.

Liability Insurance

         The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $385 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

Item 2.  Properties

Physical Plant and Equipment

         System. As of December 31, 1997, ICR's total system consisted of approximately 4,500 miles of track comprised of 2,600 miles of main line, 200 miles of secondary main line and 1,700 miles of passing, yard and switching track. ICR owns all of the track except for 190 miles owned by other railroads. ICR operates over this track by separate agreements. CCPH's total system consisted of approximately 1,100 miles of track.

         Track and Structures. The following amounts have been spent during the five years ended December 31, 1997, on track and structure to construct and maintain rail lines and related signal equipment, and other facilities ($ in millions):

                                   Capital
                                Expenditures       Maintenance            Total

1997..........................     $107.4             $21.1               $128.5
19961.........................       95.4              25.6                121.0
19952.........................       66.9              33.5                100.4
19942.........................       63.2              29.1                 92.3
19932.........................       50.3              25.1                 75.4

           Total..............     $383.2            $134.4               $517.6



1 Includes CCPH from June 13, 1996, $4.2 million, $1.9 million, $6.1 million, respectively.
2  ICR only.


         These expenditures have concentrated primarily on the routine maintenance of the track roadway and bridges. Approximately 1,400 miles of roadway ballast was resurfaced in each of the last three years. In 1996, a total of $20.1 million was spent to construct an intermodal terminal facility for the Canadian National Railway ("CN Terminal"). Other large projects include a total of $11.4 million to complete the conversion of 198 miles of track, known as the Yazoo District, to a single track with centralized traffic control in 1993 and 1994 and a total of $11.4 million to construct new or expanded intermodal facilities in Chicago and Memphis in 1992 and 1994. Some of the projects at CCPH were performed with grants from the Iowa Department of Transportation. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of future capital expenditures.

         Terminal Operations. In 1997, $43.8 million was spent on the expansion and construction of two terminals in Louisiana. (See Item 1. "Business-Terminal Operations")

         Locomotives and Freight Cars. The Company's fleet has undergone significant rationalization and modernization since 1985 when locomotives and cars were at their peak of 862 and 28,616, respectively. Over the last four years purchases of 61 used SD-40-2's and 20 new SD-70's have enabled ICR to replace older, lower horsepower and less efficient locomotives. (The 20 SD-70's replaced 31 older, smaller locomotives.)

         IC Financial acquired the SD-70's in 1995 and leases them to ICR. Management has rationalized CCPH's locomotive fleet and instituted revised maintenance, fueling and train assignment practices. Less-efficient, high-maintenance locomotives are being stored, sold or scrapped.

         Locomotive modernization and acquisition were part of a change in operational philosophy concerning equipment which resulted in adoption of an equipment ownership program in 1993. The program included lease conversions whereby equipment was acquired outright or leased under more favorable lease terms by the Company. Through 1996, lease conversions involved 118 locomotives and 4,228 freight cars. As a result of the new lease terms, $4.3 million, $7.1 million and $24.7 million of capital leases were recorded in 1997, 1995 and 1994, respectively. Most of these leases contain fixed price options whereby the equipment can be acquired at or below fair market value at some point during the lease term.

         Approximately 1,840 of the cars owned by IC Financial are leased to ICR. The remaining cars are leased to a non-affiliated company.

         The equipment program also included a significant upgrade of the highway trailer fleet used in intermodal service. In 1992, the entire fleet of old leased trailers, approximately 880, was replaced with 800 brand new trailers. Expanding intermodal volume necessitated the addition of another 100 trailers in 1994.

         During 1994 ICR repaired and reconditioned approximately 173 cars at a cost of $2.9 million. This equipment is being leased on a short-term basis to other carriers until ICR anticipates it will need the equipment.

         In 1996, ICR began a covered hopper fleet program under which existing equipment was either modernized or replaced. Over the last two years, approximately 800 cars, operated under short-term car hire arrangements and various leases, were returned and replaced with 900 new high capacity hoppers which are being leased under an operating lease from an unrelated third party.

         The following is the overall fleet at December 31:

Total Units:            1997      1996       1995          1994         1993
------------            ----      ----       ----          ----         ----
Locomotives1.........    405       435        397           417          468
Freight cars......... 17,128    16,619     15,872        16,498       16,634
Work equipment.......    696       655        654           625          745
Highway trailers.....    888       889        898           898          898


1 Approximately 27 locomotives need repair before they can be returned to service. This equipment is either repaired, if needed on an ongoing basis, or sold. ICR sold 32, 6, 40, 48 and 23 surplus locomotives in 1997, 1996, 1995, 1994 and 1993, respectively. The active fleet is 358 as of December 31, 1997. Also, 15 locomotives are being subleased and 5 will be returned to active service after repainting.

    The components of the fleet by subsidiary and in total for 1997 and in total for 1996 are shown below:

                                ICR      CCPH   IC Financial     1997      1996
Description1             Total(2)(3)     Total     Total        Total      Total

Locomotives:
  Multipurpose                  221        38          79         338       351
  Switching                      65         2           -          67        84
                            -------     -----    --------        ----    ------
            Total               286        40          79         405       435
                             ======      ====      ======         ===     =====

Freight Cars:
 Box (general service)          310        16       1,120       1,446     1,444
 Box (special purpose)        2,417       145         389       2,951     2,941
 Gondola                      1,538       105           -       1,643     1,615
 Hopper (open top)            3,407       269         434       4,110     4,263
 Hopper (covered)             4,124     1,105           -       5,229     4,470
 Flat                           579         -           -         579       610
 Other                        1,160        10           -       1,170     1,276
                            -------   -------    --------     -------   -------
                  Total      13,535     1,650       1,943      17,128    16,619
                             ======     =====       =====      ======    ======
 Work Equipment                 696                               696       655
                           ========                          ========  ========
  Highway trailers              888       250                   1,138       889
                           ========    ======                 =======  ========


1 In addition, approximately 1,634 freight cars were being used by the Railroads under  short-term  car hire  agreements.
2 Includes  53  locomotives  and 1,494 freight cars under capital leases.
3 Excludes equipment listed under IC Financial.

Environmental Conditions

         ICR faces potential environmental cleanup costs associated with approximately 23 contaminated sites and various fueling facilities for which a total of $9.9 million has been reserved as of December 31, 1997. The most significant of those sites are described below.

Mobile, Alabama

         ICR owned property in Mobile prior to 1976 upon which a lessee conducted creosoting operations. The Alabama Department of Environmental Management has determined that the soil and groundwater are contaminated with creosote, pentachlorophenol and possibly dioxins. ICR has been participating in joint clean-up efforts with the current owner and ICR's former lessee. See Item
3. "Legal Proceedings."

Jackson, Tennessee

         A rail yard in Jackson, Tennessee, formerly owned by ICR has been placed on the federal and state "superfund" list as a result of the discovery of Trichloroethane (TCE) in the adjacent municipal water well field. ICR formerly operated a shop facility at the site and TCE is a common component of solvents similar to those believed to have been used in the shop. ICR believes it has demonstrated that the TCE did not come from its operation, or from this site. See Item 3. "Legal Proceedings."

McComb, Mississippi

         ICR has conducted a site assessment of a facility where car repairs were formerly performed to determine the nature and extent of contamination, primarily lead from removed paint, at the site. Currently, ICR is preparing a remediation plan under the supervision of the Mississippi Bureau of Pollution Control. Estimates of remaining clean-up costs range between $2.7 million and $8.0 million.

Kegley, Illinois

         Emergency response action has been taken by ICR at this scene of a 1994 derailment in which about 22,000 gallons of TCE were released. The spill has been contained by construction of an impervious wall extended into the bedrock and encircling the site. ICR has enrolled in Illinois' Pre- Notice Site Cleanup Program and is voluntarily remediating the site. Estimates of remaining clean-up costs range between $1.4 million and $7.0 million.

East Hazel Crest, Illinois

         In 1994 ICR learned that an underground fuel line had leaked about 100,000 gallons of diesel fuel into the soil and groundwater. The Company has replaced the fuel tank and piping, has constructed a groundwater remediation system and has enrolled the site in Illinois' Pre-Notice Site Clean-up Program. See Item 3. "Legal Proceedings."

Fueling Facilities

         ICR has maintained fueling facilities at more than 20 locations at various times from the 1950's to date. Many of those sites are or may be contaminated with spilled fuel. Those stations currently in use are equipped with drip pans and treatment facilities and ICR has initiated a program of rebuilding all fuel lines above ground.

Waste Oil Generation

         ICR has been identified as a Potentially Responsible Party ("PRP") at a site where waste oil was allegedly processed and disposed. ICR is alleged to have generated some of the waste oil. ICR believes any contribution it may have made to the site contamination is de minimis. See Item 3.
"Legal Proceedings."

Item 3.  Legal Proceedings

Proposed settlement of purported class actions brought on behalf of stockholders of the Company (the "Actions") filed in the Delaware Court of Chancery (Civil Action Nos. 16184-NC, 16191-NC and 16188-NC) and the Circuit Court of Cook County, Illinois (Civil Action No. 98CH01972), challenging,inter alia, the offer and the transactions contemplated in the Merger Agreement. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - Canadian National Tender Offer")

         On March 2, 1998, the parties to the Actions entered into a Memorandum of Understanding (the "Memorandum of Understanding") which was signed by counsel for the Company and its directors and attorneys from certain law firms representing the plaintiffs in those Actions. The Memorandum of Understanding sets forth the parties' agreement-in-principle concerning a proposed settlement of those actions.

         Among other things, the Memorandum of Understanding provides that upon, and only upon, final court approval of the proposed settlement and other conditions summarized below, the Merger Agreement will be modified as follows:
(i) the definition of "CN Average Closing Price" set forth in Section 2.02(c) of the Merger Agreement will be amended to provide that if such average closing price is less than $41.50 then the CN Average Closing Price for purposes of determing the exchange ratio shall be $41.50; and (ii) Parent shall agree that, if the STB shall have issued written notice disapproving the acquisition of control of the Company by CN or advised CN of such a determination or imposed unacceptable conditions upon such acquisition of control, and there is a subsequent disposition of the Shares in the Voting Trust, CN shall distribute, or cause to be distributed, to stockholders of the Company who receive payment for their Shares pursuant to the Offer and to record holders at the Effective Time, their pro rata share of one-third of any net profits realized upon any disposition of Shares by or out of the Voting Trust (after deducting, inter alia, fees and expenses, including legal and advisory fees and expenses, associated with the acquisition and disposition of such Shares, the cost of carrying the Shares between the acquisition and disposition of such Shares and certain taxes relating to the acquisition, ownership and disposition of such Shares). As defined in the Memorandum of Understanding, final court approval of the proposed settlement means that the Delaware Court of Chancery has entered an order approving the settlement and that such order is finally affirmed on appeal or is no longer subject to appeal and the time for any petition for reargument, appeal or review, by certiorari or otherwise, has expired.

         The Memorandum of Understanding  also provides for, among other things,
(i) the dissemination to the record holders of the Company of certain supplemental disclosure materials, (ii) the certification, for settlement purposes only, of a mandatory non-opt-class, (iii) the complete discharge and dismissal with prejudice of any claims that were, or could have been, or in the future might have been asserted in the Actions, (iv) the release of the defendants and others and (v) the defendants' agreement that they will not oppose an application by plaintiffs' counsel for an award of fees not to exceed, in the aggregate, $925,000 and of expenses not to exceed, in the aggregate $25,000. The Memorandum of Understanding shall be null and void and of no force and effect if plaintiffs' counsel in the Actions determine that the settlement is not fair and reasonable.

         The parties to the Memorandum of Understanding contemplate submitting filings to the Delaware Court of Chancery seeking certification of a settlement class, final approval of the terms of the settlement upon notice in form approved by that Court, and dismissal with prejudice of the Actions. The agreements-in-principle in the Memorandum of Understanding are subject to a number of conditions including, among others, (i) 50.1% of the Shares (on a fully diluted basis) having been acquired by Parent and placed into the Voting Trust, (ii) the dismissal of the Illinois Action, (iii) drafting and execution of definitive settlement documents and the other agreements necessary to effectuate the terms of the proposed settlement, (iv) completion by plaintiffs of appropriate discovery in the Actions, and (v) final court approval.

GATX Tank Car Explosion September 9, 1987 at New Orleans (Civil District Court, Parish of Orleans, Louisiana No. 87-16374)

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. The Company believes the plaintiff's claims have no basis and intends to continue to challenge them vigorously.

State of Alabama, et al. v. Alabama Wood Treating Corporation, Inc., et al., S.D. Ala. No. 85-0642-C

         The State of Alabama and Alabama State Docks ("ASD") filed suit in 1985 seeking damages for alleged pollution of land in Mobile, Alabama, stemming from creosoting operations over several decades. Defendants include ICR, which owned the land until 1976, Alabama Wood Treating Corporation, Inc., and Reilly Industries, Inc. ("RII"), which leased the land from ICR and conducted creosote operations on the site. In December 1976, ICR sold the premises to ASD. The complaint sought payment for the clean-up cost together with punitive and other damages.

         In 1986, ASD, RII and ICR agreed to form a joint technical committee to clean the site, sharing equally the cost of clean-up, and in October 1986 the court stayed further proceedings in the suit. Under the agreement the joint technical committee has spent approximately $6.8 million and has been authorized to expend up to a total of $6.9 million. ICR has contributed $2.3 million. Further clean-up activities are anticipated, the cost of which could range from $1.8 million to $5.6 million depending upon the clean-up standards and remediation methods ultimately required and utilized.

         ASD terminated the Joint Tech Agreement on August 27, 1997 and has threatened to reinstate the 1985 litigation - IC expects its share of remaining clean-up cost to range between $0.6 million and $1.8 million.

In the Matter of Illinois Central Railroad Company, et al., Tennessee Division of Superfund No. 94-0187

         The Tennessee Department of Environment and Conservation, on June 6, 1994, issued a Remedial Order requiring clean-up by ICR and the current owners of a site in Jackson, Tennessee. ICR operated a rail yard and locomotive repair facility at the site. Trichloroethane ("TCE") has been found in several municipal water wells near the site. TCE is a common component of solvents similar to those believed to have been used at the shop. In addition, concentrations of metals and organic chemicals have been identified on the surface of the site. A remedial investigation study has been completed which indicates the TCE in the water wells came from an adjacent municipal dump and not from operations on this site. Exclusive of ground-water clean-up, ICR estimates total clean-up costs between $1.0 million and $7.6 million and expects another PRP to share in the expense.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during fourth quarter.

                                     PART II

Item  5.  Market  for  the  Registrant's   Common  Equity  and  Related Stock-
          holder Matters

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

                                           Stock Price            Dividends Paid
                                         High         Low           Per Share
   1995
   First Quarter........               $23.500      $20.500         $  .17
   Second Quarter.......                23.750       21.833            .17
   Third Quarter........                28.000       23.000            .17
   Fourth Quarter.......                28.667       24.500            .17

   1996
   First Quarter........               $28.750      $23.667          $ .20
   Second Quarter.......                30.750       27.000            .20
   Third Quarter........                31.875       26.875            .20
   Fourth Quarter.......                34.375       29.500            .20

   1997
   First Quarter........               $36.125      $30.500         $  .23
   Second Quarter.......                37.625       30.875            .23
   Third Quarter........                37.250       33.250            .23
   Fourth Quarter.......                39.000       32.438            .23

   1998
   First Quarter (through
    February 27, 1998)                 $38.875      $31.125          $ .23

           As of February 27, 1998, there were approximately 35,000 stockholders based on estimates of beneficial ownership. The closing price of the Common Stock as reported on the New York Stock Exchange Composite Tape on February 27, 1998 was $38.8125 per share.

Item 6.  Selected Financial Data

         The following table sets forth selected historical consolidated financial data of the Company for the five years ended December 31, 1997, all derived from the consolidated financial statements of the Company which were audited by Arthur Andersen LLP. This summary should be read in conjunction with the consolidated financial statements included elsewhere in this Report and the schedules and notes thereto. The selected financial data for 1996 includes the results of CCPH for the period June 13, 1996 (date of acquisition) to December 31, 1996. Therefore, data for 1996 is not directly comparable to 1997, and 1997 and 1996 are not comparable to pre-1996 data.





                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                       ($ in millions, except share data)

                            Years Ended December 31,
                                 1997       1996       1995       1994       1993
Income Statement Data (1):
Revenues....................  $  699.8   $  657.5   $  645.3   $  595.3   $  565.9
Operating expenses.............. 435.9      416.3      414.8      395.0      386.4
Operating income................ 263.9      241.2      230.5      200.3      179.5
Other income (expense), net.....   6.0        8.6       (0.2)       1.0        1.7
Interest expense, net........... (40.0)     (34.1)     (29.5)     (28.4)     (33.1)
Income before income taxes,
 extraordinary item and
 cumulative effect of changes
 in accounting principles.....   229.9      215.7      200.8      172.9      148.1
Provision for income taxes......  79.7       79.1       71.0       59.0       56.4
Income before extraordinary
   item and cumulative effect
   of changes in accounting
   principles.....               150.2      136.6      129.8      113.9       91.7
Extraordinary item, net.........   -          -        (11.4)       -        (23.4)
Cumulative effect of changes in
   accounting principles........   -          -          -          -         (0.1)
Net income .................  $  150.2   $  136.6   $  118.4   $  113.9   $   68.2

Income per share-Basic (2):
   Before extraordinary item
    and accounting changes..  $   2.45   $   2.22   $   2.07   $   1.78   $   1.44
   Extraordinary item...........   -          -        (0.18)       -        (0.37)
   Accounting changes...........   -          -          -          -          -
      Net income per share-
       Basic                  $   2.45   $   2.22   $   1.89   $   1.78   $   1.07

Weighted average number of shares
   of common stock outstanding
   (in thousands)(2)............61,409     61,418     62,608     63,896     63,840

Income per share-Diluted (2):
   Before extraordinary item
      and accounting changes. $   2.42   $   2.20   $   2.06   $   1.78   $   1.43
   Extraordinary item...........   -          -        (0.18)       -        (0.37)
   Accounting changes...........   -          -          -          -          -
      Net income per share-
       Diluted                $   2.42   $   2.20   $   1.88   $   1.78   $   1.06

Weighted average number of
   shares of common stock and
   dilutive potential common
   shares (in thousands)(2).....62,107     61,978     62,969     64,089     64,105

Cash dividends declared per





   common share (2).........  $   0.92   $   0.83   $   0.71   $   0.59   $   0.46

Operating ratio (3).............  62.3%      63.3%      64.3%      66.4%      68.2%

                                               At December 31,
                                 1997       1996       1995       1994       1993
Balance Sheet Data (4):
Total assets...............  $ 2,009.4  $ 1,911.4  $ 1,437.5  $ 1,308.7  $ 1,258.7
Long-term debt.................. 572.2      633.7      383.6      328.6      360.3
Stockholders' equity............ 642.8      555.5      470.1      454.1      377.4
Working capital (deficit)....... (55.9)      16.6      (76.1)     (65.4)     (32.4)


   1. Results for 1996 include results of CCPH since June 13, 1996.
   2. Restated to give effect to a 3-for-2 stock split declared in January 1996.
   3. Operating ratio is the ratio of operating expenses to revenues.
   4. Data for 1996 includes CCPH.


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Developments

Canadian National Tender Offer

           On February 10, 1998, the Company and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase approximately 75% of the outstanding shares of the Company's Common Stock (the "Shares") at a price of $39.00 per share. Following completion of the Offer and subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Company (the "Merger") and each Share not purchased in the Offer will be converted into the right to receive an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50. Pursuant to the Merger Agreement, if less than 75% of the shares are tendered, the Shares outstanding prior to the Merger will be converted into the right to receive a prorated amount of stock and cash in order to ensure that the overall aggregate consideration consists of 75% cash and 25% stock.

           Simultaneously with the purchase of shares pursuant to the Offer, the shares purchased will be deposited in an independent, irrevocable voting trust while CN and the Company await review of the transaction by the STB.

           Pursuant to the Merger Agreement, subject to consultations with the Company and after giving good faith consideration to the views of the Company, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Company shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Company. If the STB does not approve CN's acquisition of control of the Company or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Company common shares held by the voting trust. Neither the acquisition of the Company shares pursuant to the tender offer nor the merger will be subject to STB approval of the combination.

         The Company's Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated and recommended that stockholders accept the Offer and tender their shares. See Item 3. "Legal Proceedings" for actions related to the Offer and Merger Agreement.

           The Offer was successfully concluded on March 13, 1998 when the Purchaser received tenders for in excess of 75% of outstanding shares. The actual percentage of outstanding shares purchases has not been determined as of the date of this filing.

           Under change in control provisions of various compensation plans, including Incentive 2000 Plan and Employment Security Agreements, the Company will be required to make payments to certain employees under certain conditions. The change in control payment under Incentive 2000 Plan is approximately $11 million. The amount that may be paid under Employment Security Agreements, if any, is not determinable at the time of filing.

           With the change in control the Employee Stock Purchase Plan and the Management Employee Discounted Stock Purchase Plan were terminated.

Results of Operations

1997 Compared to 1996

The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements and includes CCPH since June 13, 1996 (date of acquisition).

           Total revenues for 1997 increased from the prior year by $42 million or 6.4% to $700 million, reflecting full year operations of CCPH, which was acquired June 13, 1996. The respective amounts and percentage contributions by commodity group for carloads, ton miles and carloads for 1997 and 1996 are set forth below:


                                           Year Ended December 31,

                                1997   19961     1997      19961   1997    19961
                                ----   -----     ----      -----   ----    -----
                                  Carloads          Ton-Miles         Revenue
                               (In Thousands)          (In Millions)

Chemicals                        159    143      4,106     3,682   $176    $167
Grain, mill & food products      177    173      7,479     6,640    149     131
Paper & forest products          146    143      3,255     3,067    109     107
Coal                             240    230      5,284     5,686     85      91
Intermodal                       200    198      1,454     1,421     57      52
Metals                            33     34        923     1,107     29      33
Bulk                              57     56      1,197     1,295     41      42
All Other                         19     19        145       148     54      34
                             -------   ----    -------  --------  -----   -----
Total                          1,031    996     28,843    23,046   $700    $657

1   Includes CCPH since June 13, 1996.

         Chemicals accounted for 16% of carloads and 17% of ton-miles in 1997. Compared with 1996, loads and ton-miles were up 11% while revenues were up 5%. Strength which began in the latter part of 1996 continued as expected into 1997. Strength was across the board among most chemicals, and rail rates were strong. Chemical loadings and revenues benefitted from a service agreement with the Burlington Northern Santa Fe Railroad ("BNSF"). The Company believes that the future annual benefit of the agreement will grow although it is taking longer than expected for BNSF to penetrate the Union Pacific/Southern Pacific ("UPSP") markets to which it gained access through the UPSP merger case.

         Grain and grain mill accounted for 17% of carloads and 31% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 2%, 13% and 14%, respectively, primarily reflecting inclusion of CCP for the full year. Weak export demand for U.S. grains throughout 1997 curtailed the Company's 1997 revenue growth. Very strong demand for grain in 1996, coupled with meager supply particularly of corn, resulted in abnormally high prices paid for grain in 1996 which in turn stimulated abnormally high plantings of grains by other countries. Consequently, while the 1996 harvests of corn and soybeans in Illinois and Iowa were good, export demand for U.S. grains was abnormally low (including wheat for which ICR is a residual carrier) as global buyers turned to other countries' bumper crops and lower prices. In January 1997, management lowered its grain expectations and cautioned that weak export grain markets were likely to curtail the Company's 1997 revenue growth.

         Paper and Forest Products were 14% of 1997 carloads and 14% of ton-miles. Total carloads, ton-miles and revenues were up 2%, 6% and 2%, respectively, versus 1996. Paper and forest products are economically sensitive commodities that respond to industrial production, housing starts and other basic economic indicators. Fiber and pulpboard were depressed all year as that industry found its capacity outstripping demand following the addition of significant new capacity in 1995/96. However, according to major manufacturers, capacity was brought into balance with demand in the summer, leading to a stronger second half of the year. Additionally, a plant conversion by a major ICR producer from short-log to long-log input took several months longer than their original expectations, resulting in less rail service than planned.

         Coal accounted for 23% of carloads and 22% of ton-miles in 1997. Against 1996, carloads, ton-miles and revenues were up 4% and down 7% and 6%, respectively. Coal performed as expected. However, a mid-year mine fire of a major coal producer/shipper on ICR's line and, separately, severe rail congestion in the western U.S., which disrupted the movement of coal, resulted in ICR losing about 18,000 loads of coal it might otherwise have carried. Underlying demand for coal remains strong.

         Intermodal accounted for 19% of the railroads' loads and 6% of ton-miles. Versus 1996, carloads, ton-miles and revenues were up 1%, 2% and 9%, respectively. Base intermodal business, particularly trailer business, was very strong throughout the year. However, a major intermodal customer UPSP, discontinued some of their business with ICR in September. There was also some negative impact from an approximate two-week strike against another major intermodal customer.

         Metals accounted for 3% of total carloads and 4% of ton-miles in 1997. Versus 1996, carloads, ton-miles and revenues were down 5%, 17% and 10%, respectively. As expected, traffic of this commodity group fell short of 1996 all-time record year which mirrored exceptional strength in the steel industry and included some large non-recurring spot moves. Also, as expected, a major shipper took its plant down for several months in order to effectively double its productive capacity, which resulted in near-term loss of business for ICR but sets the stage for future growth with this customer. Birmingham Steel completed construction of its new mill in Memphis in the fourth quarter of 1997 and began to take inbound product.

         Bulk Commodities contributed 5% of carloads and ton-miles in 1997. Carloads were up 2% while ton-miles and revenues were down 8% and 2% respectively from the 1996 level. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business.

         Operating expenses overall increased $19.6 million or 4.7% in 1997. Of the total $435.9 million in 1997, $50.2 million was incurred at CCPH compared to $28.3 million for the period June 13, 1996 to December 31, 1996. Increased labor and fringe costs reflect contract increases at ICR and the inclusion of CCPH for the full year, partially offset by operational efficiencies experienced at both ICR and CCPH. Leases and car hire decreased $3.9 million or 8.7% in 1997 reflecting a return to more normal operating levels and lower export grain movements. Fuel expense reflects the increase in usage (7.7%) from including a full year of CCPH activity offset by the lower cost (4.2%). Increases in depreciation, materials and supplies, casualty, insurance and other tax expense results from including a full year CCPH activity. Other expense reflects the recovery of prior period expenses in relation to costs related to a derailment.

         Operating income for 1997 increased $22.7 million or 9.4% to $263.9 million for the reasons cited above.

         Other income (expense), net, in 1997 includes a $3.7 million pre-tax gain related to the grant of a permanent easement for the marketing of outdoor advertising on ICR and CCPH rights-of-way. On October 3, 1996, ICR sold its investments in an industry-captive insurance company, RAIL, which resulted in a one-time gain, recorded as other income (expense), net, of approximately $7.0 million.

         Net interest expense of $40.0 million for 1997 increased 17.3% compared to $34.1 million in 1996 caused by higher debt levels year to year.

         Provision for income taxes of $79.7 million for 1997 included a $4.3 million benefit from the donation of property.

1996 Compared to 1995

               The discussion below takes into account the financial condition and results of operations of the Company for the years presented in the consolidated financial statements and includes CCPH since June 13, 1996 (date of acquisition).

         Total revenues for 1996 increased from the prior year by $12.2 million or 1.9% to $657 million, due to the CCPH acquisition which contributed $40 million to revenues.

                                         Year Ended December 31,

                            19961   1995      19961      1995   19961    1995
                             ----   ----      -----      ----    ----    ----
                                 Carloads       Ton-Miles          Revenue
                             (In Thousands)               (In Millions)

Chemicals                     143    138      3,682     3,617    $167    $163
Grain, mill & food products   173    185      6,640     8,577     131     141
Paper & forest products       143    148      3,067     3,126     107     109
Coal                          230    215      5,686     4,686      91      83
Intermodal                    198    175      1,421     1,279      52      47
Metals                         34     30      1,107       892      33      27
Bulk                           56     50      1,295     1,271      42      39
All Other                      19     16        148       146      34      36
                             ----   ----   --------  --------   -----   -----
Total                         996    957     23,046    23,773    $657    $645

1   Includes CCPH since June 13, 1996

         Chemicals accounted for 15% of the Company's carloads and 16% of ton-miles in 1996. Compared with 1995, ton-miles were up 2% while carloads and revenues were up 3%. Rail rates, under pressure in the earlier months of the year, firmed in the second half. The softness observed in the economy, especially in the first two quarters was reflected in the building of chemical manufacturers' inventories and softness in our customers' pricing. Our customers' markets firmed in the latter half of the year. CCPH contributed $5 million to 1996 chemical revenue.

         Grain and grain mill accounted for 17% of ICR's carloads and 29% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were down 7%, 23% and 7% respectively. Grain was clearly the primary cause of the 1996 revenue shortfall. Even though the CCPH acquisition contributed $20 million to 1996 grain and grain mill revenues the comparisons were particularly difficult against a record grain carloading year in 1995. Illinois' 1995 corn and soybean harvest was abnormally small so that by the third quarter 1996 grain elevators were essentially depleted and the new harvest was still weeks away. Rail rates were higher on average 1996 versus 1995; demand for grain was strong; the product was just not available to move. The smaller crop also affected grain mill since domestic processors were forced to cut back on their usual production.

         Paper and Forest Products at the Company were 14% of 1996 carloads and 13% of ton- miles. Total carloads were down 4% while ton-miles and revenues were down 2% versus 1995. Rail rates held up reasonably well throughout the year. Paper and forest products are economically sensitive commodities that respond to industrial production, housing starts and other basic economic indicators. Fiber and pulpboard were depressed all year. CCPH contributed $2 million to 1996 paper and forest products revenue.

         Coal accounted for 23% of the Company's carloads and 25% of ton-miles in 1996. Against 1995, carloads, ton-miles and revenues were up 17%, up 6% and 9%, respectively. A large coal contract for 25,000 annual carloads was not renewed in July 1995 as a large customer wanted more aggressive pricing and went elsewhere. For a second year in a row, coal margins, and the return on the assets involved, improved. CCPH contributed $8 million to 1996 coal revenues.

         Intermodal accounted for 20% of the Company's loads and 6% of ton-miles. Versus 1995, carloads were up 13%, with ton-miles and revenues up 11%. These 1996 results were achieved in an industry that saw trailer rate weakness earlier in the year and some weakness in automotive parts traffic later in the year. CCPH contributed $1 million to 1996 intermodal revenue.

         Metals accounted for 3% of the Company's carloads and 5% of ton-miles in 1996. For 1996, versus 1995, carloads, ton-miles and revenues were up 15%, 24% and 19%, respectively. The steel industry had another strong year, and ICR set another record for metals loads and revenues. CCPH contributed $2 million to 1996 metals revenue.

         Bulk commodities contributed 6% of carloads and ton-miles in 1996 for ICR. This represents carload and revenue growth of approximately 4% while ton-miles were down slightly from the 1995 level. Bulk commodities are primarily stone and other construction materials and are closely tied to state highway projects. This smaller commodity group fluctuates with the timing of projects as well as the availability of freight cars for this lower-margin business. CCPH contributed $2 million to 1996 bulk commodity revenue.

         Operating expenses overall increased $1.5 million or 0.4% in 1996. Of the total $416.3 million, $28.3 million was incurred at CCPH. Labor and fringe costs include the wage increases of 3% negotiated with nine of the ICR's unions and costs for CCPH for the last half of 1996. The decline in this category is primarily the result of lower traffic levels, particularly grain, and the elimination of the high overtime caused by the congestion experienced in 1995. Leases and car hire also benefitted from the elimination of congestion to return to more normal operating levels. In 1995, favorable one-time adjustments on several capital leases were recorded. Fuel expense reflects the increase in cost per gallon (13.8%) partially offset by decreased usage (9.4%). Increased depreciation is a result of the acquisition of CCPH. The decrease in casualty, insurance and losses reflects the emphasis on safety and improved claims experience. Other expenses reflect the one-time reversal of non-revenue related accruals to actual ($2.5 million) and favorable performance payments in joint facilities that congestion in 1995 prevented the Company from receiving ($.7 million).

         Operating income for 1996 increased by $10.7 million or 4.6% to $241.2 million for the reasons cited above.

         On October 3, 1996, ICR sold its investments in an industry-captive insurance company, RAIL, which resulted in a one-time gain, recorded as other income expense, net, of approximately $7 million.

         Net interest expense of $34.1 million for 1996 increased 15.6% compared to $29.5 million in 1995. The 1996 expense includes $3.6 million from increased borrowings to support the $109.9 million transferred from ICR in June 1996 in connection with the acquisition of CCPH. In 1996, average borrowings have been greater than 1995 and interest rates have been lower.

         On June 12, 1996, ICR used proceeds it received from the issuance of Commercial Paper to pay a $50.0 million dividend to the Company and to loan
$59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCPH. The transaction closed June 13, 1996, following the effective date of the approval order issued by the STB. The purchase price was $147.2 million in cash, the assumption of approximately $2.5 million in debt and approximately $17.3 million of capitalized lease obligations existing on the acquisition date.

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

Outlook

                                     -NOTE-

         This section is intended to provide an understanding of factors that will impact the Company in 1998 and beyond. This discussion contains "forward looking statements" within the meaning of the federal securities laws including statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. These risks and uncertainties affecting the Company are discussed in greater detail in EXHIBIT 99 to the Company's Form 10-K for 1997.

         Illinois Central Corporation is now an operationally integrated holding company of freight railroads and terminals which are coordinated by operating and marketing initiatives to originate, direct and control traffic over our service areas. The Company's principal subsidiary remains the ICR, which in 1997 accounted for 90% of the Company's revenues. See Item 1. "Business - Background" for a more detailed description of corporate structure. Also, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Developments - Canadian National Tender Offer" in this section.

On a commodity basis:

         CHEMICALS: Solid growth is expected in this commodity group for 1998 as expansions of ICR's Harvey transload facility and of some existing plants on ICR's system begin to produce greater volumes. Also, the Company's liquid-bulk terminal should contribute increased revenues from new pipeline and tank capacity which will be constructed in 1998 to serve new long-term contracts secured in 1997.

         GRAIN: 1997 corn and soybean harvests in both Illinois and Iowa were good to excellent although export demand for these products has been weak since the harvest. Weakness in export demand has continued into early 1998 and grain harvests are affected by vagaries in the weather. The Company has instituted domestic and export grain programs for the 1997/98 season (September 1997 through August 1998) which are intended to assure more efficient train scheduling and smoother demand for rail service over the course of the season. Per-car revenues from these programs are expected to be lower than prior years (adjusting for changes in mix of short-haul and long-haul traffic), however, unit costs of providing the service are expected to be lower also. Major shippers have committed to 'super grain trains' which turns historically on-demand rail service into scheduled service, improving management's ability to plan and utilize manpower and locomotive resources at lower cost.

         ICR and CCPH run through some of the richest and most productive farmland in the country. Management believes the fundamental grain outlook over the next several years is positive for us, even as we recognize the vagaries of the weather and that export demand for U.S. grains, from year-to-year, will always be more volatile than domestic demand and subject to the expansions and contractions of world supply as well as international agricultural and trade policies.

         PAPER AND FOREST PRODUCTS: In the second half of 1997 this commodity group benefitted from the reduction in excess production capacity in its industry. This firming of traffic and the opening of several new lumber ("reload") centers should result in modest growth for these products in 1998.

         COAL AND BULK: Based on our current projections, dependent on stockpiles and weather in the service territories of the utilities we serve, the Company expects to move more utility-coal loads in 1998 versus 1997. The Company is marketing the newly-constructed dry-bulk terminal to potential importers/exporters of coal and other bulk commodities and expects to see a gradual increase of this activity as contracts are secured. Also, see Item 1. "Business - Regulatory Matters; Freight Rates; Environmental Considerations" for discussion of utility deregulation; at this point, there are too many variables to know if utility deregulation will have a neutral, modestly positive or modestly negative effect on the Company long-term.

         INTERMODAL: This class of traffic is expected to continue its growth in 1998 through expanded market share of truck traffic and as a service agreement with the BNSF grows.

         METALS: We expect metals volumes and revenues to set new Company records in 1998 as a result of the opening of a new Birmingham Steel mill in Memphis, which is supplied with refined iron pellets from a plant adjacent to IC Financial's dry-bulk facility in Louisiana.

Other Issues:

         CONSOLIDATIONS: The American railroad system has seen accelerated consolidation in the last few years and pending transactions suggest the trend will continue. Each rail merger presents a risk that rail traffic will be diverted around the Company's railroads. In the aggregate rail mergers could have a material adverse impact on revenues. Management expects to continue to monitor developments and take actions to mitigate the impact of rail consolidations. Of course, no assurances can be given that such consolidations will not have a material adverse affect on the Company.

         FUTURE INVESTMENTS: The Company continually considers a variety of investment opportunities including acquisition of rail and other properties, such as its announced interest in the Mexican government's privatization of its rail system. (See "Liquidity and Capital Resources- Investment in Mexico").

The Company's Growth Plans

         In the fall of 1997, the Company announced a four-year growth plan for the years 1998-2001. The plan, called "Beyond 2000," is designed to position the Company for the next century. The plan anticipates the Company's revenues, comprised of the existing franchise of ICR, CCPH, and two terminals located south of Baton Rouge, will be in a range of $925 million to $955 million by year-end 2001. It is also assumed the operating ratio will fall below 60% by year-end 1999.

         Following are basic assumptions supporting revenue growth through 2001:

(a) Management believes incremental growth from increased market share, rate increases, and U.S. industrial growth will increase the Company's base business of existing customers at a compounded annual growth rate of about 2.5% from a 1996 base year.

(b) Management believes additional growth will occur from new plants locating along the IC system as well as expansions of existing plants. The plan includes industrial development projects that have a reasonably high probability of commencing operations within the 2001 time frame.

(c) The plan is also dependent on no economic downturn occurring through 2001.

         The growth plan as described does not assume a recession in the 1998-2001 timeframe because, in the fall of 1997 when the plan was formulated and announced, the timing, depth and duration of a possible business downturn was highly uncertain. The plan does assume we will lose some business along the way, for example, through traffic diversion following proposed acquisition of Conrail by the Norfolk Southern and CSX railroads. On the other hand, the plan does not include initiatives outside the existing franchise, such as the CN tender offer and "Investment in Mexico" see below, which, if consummated, could be additive to the plan.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                                  1997        1996        1995
                                                  ----        ----        ----
Cash flows provided by (used for):
     Operating activities..................     $221.5      $183.9      $177.4
     Investing activities..................     (135.9)     (300.6)     (127.0)
     Financing activities..................     (110.7)      170.9       (69.6)
                                                -------     ------    ---------
     Net change in cash and  temporary
      cash investments.....................     $(25.1)    $  54.2     $ (19.2)
                                                =======    =======     ========

     Cash from operating activities in 1997, 1996 and 1995 was primarily net income before depreciation, deferred taxes and extraordinary item.

Investing Data

     Additions to property were as follows ($ in millions):

                                           1997          1996            1995
                                           ----          ----            ----

         Communications and signals..   $  16.5      $   12.2         $  10.7
         Equipment/rolling stock.....      20.8          29.4            61.5
         Track and bridges...........      73.6          57.8            47.0
         Bulk transfer facility......      43.8           -               -
         Other.......................      13.5          25.4             9.6
                                         ------        ------          ------
                 Total...     .......    $168.2        $124.8          $128.8
                                         ======        ======          ======

         Expenditures for CN Terminal were $2.0 million included in other for 1997 and $3.3 million and $16.8 million included in track and bridges, and other, respectively, in 1996. In 1995, Equipment includes $25.9 million for 20 new SD-70 locomotives placed in service in the fourth quarter. In 1996 and 1995 capital expenditures exceeded original estimates as several opportunities to acquire equipment were acted upon in accordance with the Company's strategy of owning more of its equipment. Property retirements and removals generated proceeds of $4.9 million, $6.9 million, and $5.4 million in 1997, 1996 and 1995, respectively.

         The Company anticipates that capital expenditures for 1998 will be approximately $116 million. Replacement expenditures of $92 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $24 million. These expenditures are expected to be met from current operations or other available sources.

         In June 1996, following the effectiveness of the order by the STB, the Company acquired the stock of CCPH. (See Note 18 to the Consolidated Financial Statements.) The Company used its own bank credit lines and funds received from ICR (a loan of $59.9 million and a $50 million dividend) to complete the $147 million transaction. The acquisition was treated as a purchase.

Financing Activities

         The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1998. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 18). The $40 million was repaid in June 1996 with proceeds from borrowings under CCPH's $50 million revolving credit facility (see below). At December 31, 1997, no amounts were drawn under the Company's revolving loan agreement. IC Financial leases equipment to ICR and has approximately $1.8 million in long-term borrowing agreements which were used to acquire locomotives during 1993. IC Financial lease revenue and corresponding expense at ICR, which is eliminated in consolidation, was $14.7 million for 1997.

         For the three years ended December 31, 1997, the Company has paid $147.2 million in cash dividends on its common stock. Dividends from ICR ($63.0 million in 1997, $103.2 million in 1996 and $107.7 million in 1995) were used to fund these payments to stockholders, the acquisition of CCPH, and the $60 million stock repurchase in 1995. (See "Long-Term Equity Enhancement Program below.") Included in the 1996 dividends to the Company is the March 1996 transfer by ICR of its ownership in the Chicago Intermodal Company ("CIC") via a dividend of CIC stock. The book value of the CIC investment was $5.7 million.

         In June 1996, CCPH entered into a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. The annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. The credit agreement contains various financial covenants including minimum consolidated tangible net worth, minimum interest coverage and maximum leverage ratio. CCPH does not anticipate any difficulty in maintaining compliance with such covenants. At December 31, 1997 this facility was undrawn. At December 31, 1996 $15.5 million of CCPH's Revolver was outstanding. In 1996, CCPH used $5 million to repay amounts outstanding under a predecessor revolver which was then canceled.

         ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by the $250 million ICR Revolver (see below). At December 31, 1997, Standard & Poor's
Corporation ("S&P"), Moody's Investor Services ("Moody's") and Fitch Investors Service ("Fitch") have rated the commercial paper A2, P2 and F2, respectively. At December 31, 1997, no amounts were outstanding. The average interest rate on commercial paper outstanding for the year ended December 31, 1997, was 5.68% with a range of 5.68% to 5.69%. ICR's public debt is rated BBB by S&P and Baa2 by Moody's. Each of S&P, Moody's and Fitch have placed ICR's debt on credit watch negative as a result of the recently announced merger of the Company and Canadian National Railway. (See Item 7. "Managements Discussion and Analysis of financial conditions and Results of Operations - Significant Developments-Canadian National Tender Offer")

         In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. At December 31, 1997, $45 million had been sold pursuant to the agreement. Costs related to the agreement fluctuated with changes in prevailing interest rates.
These costs, which are included in other income (expense), net, were $3.0 million, $2.9 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         ICR has a $250 million revolver ("ICR Revolver") with its bank lending group which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. At December 31, 1997, there were no borrowings or letters of credit issued under the ICR Revolver.

         Certain covenants of ICR's debt agreements and CCPH's Revolver require specific levels of tangible net worth but not a specific dividend restriction. At December 31, 1997, ICR and CCPH exceeded their tangible net worth covenants by $32.0 million and $29.6 million, respectively. Both ICR and CCPH were in compliance with all covenants at December 31, 1997, and do not contemplate any difficulty maintaining such compliance.

         Throughout 1996 and 1995, ICR was active in the public debt market, issuing bonds and medium-term notes ("MTN's"). In December 1996, ICR issued $125 million aggregate amount of 100-year 7.7% debentures, due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056. In 1995, $100 million 7.75% non-callable 10-year notes due May 2005 ("2005 Notes") were issued. (See below.) A total of $230 million in MTN's were issued over the two years as follows ($ in millions):

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

         ICR has a shelf registration from 1996 which can be used to issue an additional $70 million in MTN's or other debt until 2000. Currently, there are no plans to issue additional debt but replacing maturing MTN's, capital investments in the terminal facilities and other ventures could necessitate use.

         In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the 2005 Notes and $40 million from existing lines of credit. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax ($.18 per share). The line of credit borrowings were replaced with the proceeds of MTN's.

         The Company believes that its available cash, cash generated by its operations and cash available from the facilities described above will be sufficient to meet foreseeable liquidity requirements. Additionally, the Company believes it has access to the public debt market if needed.

Investment in Mexico

         The Company and two Mexican partners have formed a joint venture to bid on the Ferrocarril del Sureste rail line (the "Southeast Line"). The Southeast Line is one of the last segments of rail line being privatized by the Mexican government. The Southeast Line stretches from Mexico City to the port cities of Veracruz and Coatzacoalcos. The Company's participation in the partnership will not exceed forty-nine percent.

         To date the amount spent has been immaterial. The auction process began February 1998, and bids are currently due June 11, 1998. The Mexican transport ministry is expected to announce the successful bidder within 30 days of the close of the auction period. If the joint venture is awarded the Southeast Line, the Company has sufficient financing resources available to support its investment.

Year 2000 Conversion

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are delayed, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has initiated formal communications with all of its suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

         In October 1997, the Company entered into an agreement to replace approximately 40 percent of its non-Year 2000 compliant programs with new software and will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The Company began converting its remaining computer systems with internal resources in 1997. The Company expects to spend approximately $8.5 million to $10.0 million from 1997 through 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. The Company plans to complete conversion of non-Year 2000 compliant programs during 1998. However, user acceptance testing will continue into 1999. Installation of new software programs should be completed during the first quarter of 1999. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending in 1997 was approximately $2.3 million.

         The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Miscellaneous

         ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 50% of the Railroad's short-term diesel fuel requirements through June 1998 are protected against significant price changes.

         The Company has paid approximately $3 million in 1996 and $6 million in each of 1995 and 1994 for severance, lump sum signing awards and other costs associated with various labor agreements. Under the terms of local bargaining agreements, wages will rise 3%-4% per year.

         In October 1996, the Brotherhood of Maintenance of Way Employees membership ratified a new agreement which settles wage and work rules through 1999. In February and May 1997, the United Transportation Union ("UTU") and Brotherhood of Locomotive Engineers, respectively, ratified new agreements which settle wage and work rule issues through 2000. The agreements are similar to the nationally negotiated agreements in effect with other Class I carriers. The main distinction is timing of the various lump sum payouts and scheduled wage increases.

Long-Term Equity Enhancement Program

         The Company declared its twenty-fifth consecutive quarterly cash dividend on February 20, 1998, payable on March 25, 1998 to shareholders of record on March 6, 1998. The Board believes quarterly dividends are an integral part of its announced Long-Term Equity Enhancement Program designed to increase stockholder value through dividend payments and stock repurchases. Actual dividends are declared by the Board of Directors based on profitability, capital expenditure requirements, debt service and other factors, including the CN tender offer. (See Item 7.
"Significant Developments - Canadian National Tender Offer".)

         During 1995, the Company completed a $60 million stock repurchase program acquiring 2,475,000 shares in open market transactions. While intended to be an annual component of the Long-Term Equity Enhancement Program, the Board concluded that alternative funding needs, most notably the acquisition of CCPH, the expansion of the intermodal facility in Chicago and the construction of a bulk transfer facility in Louisiana warranted the suspension of share repurchases under the program for 1997 and 1996.

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

         The Company is aware of approximately 23 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 15 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million in clean-up costs. At three of these sites other parties are expected to contribute the majority of the costs incurred. The Company paid approximately $.6 million toward the investigation and remediation at all sites in 1997, and anticipates similar expenditures annually.

           For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1997, the Company estimated the probable range of its liability to be $9.9 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $9.9 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

Litigation

         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment for technical reasons and remanded the case to the trial court for further proceedings. (See Part I. Item 3 - Legal Proceedings). The Company believes the verdict has no basis and intends to continue to challenge it vigorously.

         While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on the Company's financial position, results of operations, cash flow or liquidity.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 130 will require restatement of prior years' statements to report any applicable comprehensive income.

         In June 1997, the FASB released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 131 will require presentation of any applicable segment information for each year that is reported.

         In February 1998, the FASB released SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The new statement is effective for fiscal years beginning after December 15, 1997. When adopted, SFAS No. 132 will require restatement of disclosures for each year that is reported.

Item 8.  Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements on page 60 of this Report.

Item 9.  Changes in and Disagreement with Accountants in Accounting
            Financial Disclosures
                                                        NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The directors of the Company are identified in the table below.

                       Name                     Age

                Gilbert H.  Lamphere             45
                E.  Hunter Harrison              53
                George D.  Gould                 70
                William B.  Johnson              79
                Alexander P.  Lynch              45
                Samuel F.  Pryor IV              42
                F.  Jay Taylor                   74
                John V.  Tunney                  63
                Alan H.  Washkowitz              57

Biographical Information

         Gilbert H. Lamphere, 45, has been a director of the Company and ICR since 1989. He has been Chairman of the Board since 1993, and Chairman of the Executive Committee of the Board since 1990. Mr. Lamphere is Managing Director of the Fremont Group, a diversified investment company. He was Co-Chairman and Chief Executive Officer of Noel, from 1991 until 1994 and was the Chairman and Chief Executive Officer of Prospect until 1994, for which he had served in various capacities since becoming a director in 1983. Mr. Lamphere also is a director and Chairman of Prospect. He serves as a director of the Fremont Group and Sequois. Mr. Lamphere is the brother-in-law of another director, Mr. Lynch.
Committee: Executive (Chairman).

         E. Hunter Harrison, 53, has been a director of the Company and ICR since 1993 and has served as President and Chief Executive Officer of the Corporation and the Railroad since February 1993. Mr. Harrison joined the Company and the ICR as Vice President and Chief Transportation Officer in 1989, was elected Senior Vice President-Transportation in 1991 and was elected Senior Vice President-Operations in July 1992. Mr. Harrison also is a director of Wabash National Corporation, a manufacturer of truck trailers. Committee:
Executive.

         George D. Gould, 70, has been a director of the Company since 1990. He has been Vice Chairman of Klingenstein, Fields & Co., L.P., a money management firm, since 1989. Mr. Gould is Chairman of the Hungarian American Enterprise Fund. He previously served as Undersecretary of the United States Treasury for Finance from 1985 to 1988. Mr. Gould also serves as a director of the Federal Home Loan Mortgage Corporation, TIG Holdings, and the Needham Growth Fund.
Committees: Audit, Compensation (Chairman) and Finance.

         William B. Johnson, 79, has been a director of the Company since 1989. He previously served as a director, Chairman and Chief Executive Officer of IC Industries, Inc. (now known as Whitman Corporation). Until 1989, Whitman owned ICR. Mr. Johnson was employed by the Company as Advisor to the Chairman in 1990 and 1991. Mr. Johnson serves as a director of Webster Broadcasting, is a Trustee of the University of Chicago and the University of Pennsylvania Law School and is a member of the Board of Governors of Washington College, Chestertown, Maryland. Committees: Audit and Executive.

         Alexander P. Lynch, 45, has been a director of the Company since 1991. He is a general partner of The Beacon Group Capital Services, LLC, a private investment and strategic advisory firm. From 1995 until 1997, he was Co-Chief Executive Officer and Co-President of The Bridgeford Group, a financial advisory firm. From 1991 until 1995 he was a Senior Managing Director of Bridgeford. From 1985 until 1991, Mr. Lynch was a Managing Director of Lehman Brothers or its predecessors. Mr. Lynch also serves as a director of Lincoln Snacks Company and Patina Oil and Gas Corporation. Mr. Lynch is the brother-in-law of another director, Mr. Lamphere. Committees: Audit (Chairman) and Finance.

         Samuel F. Pryor, IV, 42, has been a director of the Company since 1989. Mr. Pryor is President of Brazil Rail Partners, LLC. He was Managing Director of The Noel Group, Inc. ("Noel"), a diversified company from 1991 until 1997. He was President of The Prospect Group, Inc. ("Prospect") until 1997, for which he has served in various capacities since 1986. Committees: Audit, Compensation and Finance (Chairman).

         F. Jay Taylor, 74, has been a director of the Company since 1994. Dr. Taylor is a Labor- Management Arbitrator in both the public and private sectors. He served as President of Louisiana Tech University from 1962 to 1987, and currently serves as President Emeritus of the University. Dr. Taylor is a member of the Board of Directors of Michael's Stores, Inc. and Pizza Inn, Inc. and a member of the National Academy of Arbitrators and Society of Professionals in Dispute Resolution. Committees: Audit and Compensation.

         John V. Tunney, 63, has been a director of the Company since 1990. He has been Chairman of the Board of Cloverleaf Group, Inc., a real estate development firm, since 1980. Mr. Tunney served as United States Senator from the State of California from 1971 to 1977 and as a member of the United States House of Representatives from 1965 to 1971. Mr. Tunney is a director of Foamex International, a manufacturer and fabricator of polyurethane foam and Swiss Army Brands. Committees: Audit and Compensation.

         Alan H. Washkowitz, 57, has been a director of the Company since 1991. He has been a Managing Director of Lehman Brothers or its predecessors since 1978. Mr. Washkowitz also serves as a director of K&F Industries, Inc., a manufacturer of aircraft wheels and brakes, McBrides, Ltd., a manufacturer of private label household and personal care products and L3 Communications, a merchant supplier of secure communications systems. Committees: Compensation and Finance.

         The executive officers of the Company are identified in the table below. Each executive officer of the Company currently holds an identical position with ICR and CCPH. Executive officers of the Company, ICR and CCPH serve at the pleasure of the respective Boards of Directors.

Executive Officers

       Name             Age            Position(s)

  E. Hunter Harrison    53    President and Chief Executive Officer, Director
  John D. McPherson     51    Senior Vice President - Operations
  Donald H. Skelton     54    Senior Vice President - Marketing and Sales
  James M. Harrell      45    Vice President - Human Resources
  David C. Kelly        53    Vice President - Maintenance
  Ronald A. Lane        47    Vice President and General Counsel and  Secretary
  John V.  Mulvaney     47    Vice President and Chief Financial Officer
  Douglas A.  Koman     48    Controller

Biographical Information

         The following sets forth the periods during which the executive officers of the Company have served as such and a brief account of the business experience of such persons during the past five years. Unless otherwise stated each individual holds a similar position at ICR and CCPH.

         E. Hunter Harrison, 53, has been a director of the Company and ICR since 1993 and has served as President and Chief Executive Officer of the Corporation and the Railroad since February 1993. Mr. Harrison joined the Company and the ICR as Vice President and Chief Transportation Officer in 1989, was elected Senior Vice President-Transportation in 1991 and was elected Senior Vice President-Operations in July 1992. Mr. Harrison also is a director of Wabash National Corporation, a manufacturer of truck trailers. Committee:
Executive.

         Mr. McPherson joined the Company in July 1993. He was named Senior Vice President Operations in 1994. He also serves as a Director of ICR, and since June 1996 of CCPH. Mr. McPherson is also a director of the Peoria & Pekin Union Railroad. Prior to joining the Company he held various positions with the Atchison, Topeka and Santa Fe Railway Company from 1966 to 1993, most recently as Assistant Vice President - Safety.

         Mr. Skelton was elected Senior Vice President-Marketing and Sales of the Company in January 1996. He serves as a director of ICR, and since June 1996 of CCPH. He joined the Company as Vice President Marketing and Sales in October 1994. He was previously employed by Mark VII Transportation and as an independent consulting specialist in international transportation. From 1987 to 1993 he was employed by the Atchison, Topeka and Santa Fe Railway Company holding various executive positions including Vice President Marketing and Sales and Vice President International/Domestic Customer Development.

         Mr. Harrell joined the Company in his current position in 1992. He served as Director of Labor Relations for The Atchison, Topeka and Santa Fe Railway Company from 1989 to 1992.

         Mr. Kelly joined the Company as Vice President and Chief Engineer in 1989. In January 1994, he was appointed Vice President - Maintenance.

         Mr. Lane joined the Company as Vice President and General Counsel and Secretary in 1990. He also serves as a Director of ICR, and since June 1996 of CCPH.

         Mr. Mulvaney was appointed to his present position in the Company in November 1997. He also serves as a director of ICR, CCPH, and Peoria & Pekin Union Railroad. He joined the Company as Controller in June 1990.

         Mr. Koman was appointed to his present position in the Company in November 1997. He joined the Company in 1971 and served as Assistant Treasurer from 1990 to 1991 and Treasurer from 1991 to 1997.

         No family relationship exists among the officers of the Company, ICR or CCPH.

         Pursuant to Item 405 of Regulation S-K, Mr. A. P. Lynch's Form 4 for August 1997 reflecting the sale of 20,000 shares was filed February 17, 1998, 160 days late.

Item 11.  Executive Compensation

         All of the cash compensation received by the Company's executive officers during fiscal years 1997, 1996 and 1995 was paid or accrued by ICR; no compensation was paid by the Company. The following table sets forth information concerning the Chief Executive Officer and the four other most highly compensated executive officers for the year ended December 31, 1997. The table has been restated to give affect to a 3-for-2 stock split declared in January 1996. Any deferred compensation has been added back in the table.


Summary Compensation Table

                                              Annual Compensation                       Long-Term Compensation
                                                                    Other
                                                                    Annual       Restricted     Securities    All Other
Name and                                                            Compen-      Stock          Underlying    Compen-
Principal                              Salary        Bonus          sation2      Award(s)3      Options       sation
Positions(s)               Year         ($)1         ($)1             ($)         ($)            #            ($)
------------               ----       -------       -------        -------      ----------     ----------    --------


E. Hunter Harrison         1997       500,000       395,000        19,634          -           68,200        156,9404
President and Chief        1996       500,000       387,500        18,615          -           85,500        175,7344
Executive Officer          1995       500,000       650,000        14,857          -           90,000        156,7394


John D. McPherson          1997       232,337       150,000        12,065          -           23,400         46,5105
Senior Vice President      1996       217,420       130,920        71,5226         -           30,000         48,5205
Operations                 1995       201,925       195,000         9,568          -           30,112         42,7055


Donald H. Skelton          1997       203,887       131,000        12,494          -           23,400         35,3938
Senior Vice President      1996       188,674       113,620        11,657          -           30,000         35,8748
Marketing and Sales        1995       166,984       158,000       108,8357         -           19,800         16,2858


Ronald A. Lane             1997       184,344       110,000       11,327           -           15,400         39,6929
Vice President and         1996       173,982        96,710       12,676           -           19,500         42,1729
General Counsel and        1995       164,562       158,000       11,320           -           19,800         38,0559
Secretary

James M.  Harrell          1997       170,450       101,000       11,116           -           15,400         29,13410
Vice President             1996       148,996        83,035       12,366           -           19,500         28,89510
Human Resources            1995       137,379       135,000       11,621           -           19,800         25,65610

Dale W. Phillips (a)       1997       200,040       110,000       43,53712         -            3,850         35,78911
Vice President and         1996       188,674       104,880       10,808           -           19,500         44,50311
Chief Financial Officer    1995       164,562       158,000        8,863           -           19,800         37,95711


(a)      Mr. Phillips resigned effective October 31, 1997.

Notes to Summary Compensation Table

         1 Bonus amounts include, but are not limited to, Performance Awards (see "Compensation Committee Report"). Amounts shown in a given year reflect amounts awarded with respect to that year but may have been paid the following year. Salary and Bonus amounts, where applicable, have not been reduced by the officers election to defer compensation pursuant to the Executive Deferred Compensation Plan.

         2 Generally includes federal and state tax "gross ups" for various perquisites such as company cars and club dues and initiation fees, and, when they exceeded the lesser of $50,000 or 10% of the total of annual salary and bonus, the value of perquisites. Excludes the value of the Company paid portion of the price for shares purchased under the Management Employee Discounted Stock Purchase Plan as same discount is available to all management employees.





         3 Restricted stock awards were granted in 1994 to Mr. Skelton. Shares awarded are restricted for a period of four years from the date of purchase or award. On each of the first four year anniversary dates of purchase or award, if employment has not previously been terminated, 25% of the shares originally awarded become unrestricted. Dividends paid on unvested restricted shares are not included in this table because they do not exceed regular dividends. As of December 31, 1997, Mr. Skelton's unvested 5,625 shares had a current value of $191,602. Current value is computed by multiplying the closing NYSE market price of unrestricted stock on December 31, 1997, by the number of shares still subject to restrictions and netting out any consideration paid by award recipient. See "Employment Contracts and Termination of Employment and Change in Control Arrangements."

         4 Includes: (i) ICR contributions to defined contribution plan of $3,200, for each fiscal year 1997, 1996 and 1995; (ii) ICR contributions to 401(k) plan of $4,750, $4,125, and $4,620 for each fiscal year 1997, 1996 and
1995, respectively; (iii) amounts accrued under an executive account balance plan of $122,038, $136,680 and $124,559 for fiscal years 1997, 1996 and 1995, respectively; and (iv) amounts accrued under an excess benefit plan of $27,152, $31,929 and $24,560 for fiscal years 1997, 1996 and 1995, respectively.

         5 Includes: (i) ICR contributions to defined contribution plan of $3,200 for each fiscal year 1997, 1996 and 1995; (ii) ICR contributions to 401(k) plan of $4,750, $4,488 and $4,620 for fiscal years 1997, 1996 and 1995, respectively; (iii) amounts accrued under an executive account balance plan of $34,240, $36,408 and $31,942 for fiscal years 1997, 1996 and 1995, respectively;
and (iv) amount accrued under an excess benefit plan of $4,520, $4,624 and $3,143 in 1997, 1996 and 1995, respectively.

         6 Includes perquisites, including club dues and initiation fees of $28,774.

         7 Includes perquisites, including club dues and initiation fees of $50,905.

         8 Includes (i) ICR contributions to defined contribution plan of $3,200 for each fiscal 1997, 1996 and 1995, respectively; (ii) ICR contributions to 401(k) plan of $4,750, $4,541 and $4,620 for fiscal 1997, 1996 and 1995, respectively; (iii) amounts accrued under an executive account balance plan of $24,901, $26,117 and $7,925 for fiscal years 1997, 1996 and 1995, respectively;
and (iv) amounts accrued under the excess benefit plan of $2,742, $2,216 and $740 in 1997, 1996 and 1995, respectively.

         9 Includes: (i) ICR contributions to defined contribution plan of $3,200 for each fiscal year 1997, 1996 and 1995; (ii) ICR contributions to 401(k) plan of $4,750, $4,551 and $4,620 for fiscal years 1997, 1996 and 1995, respectively; (iii) amounts accrued under an executive account balance plan of $29,990, $32,837 and $29,656 for fiscal years 1997, 1996 and 1995, respectively;
and (iv) amounts accrued under the excess benefit plan of $1,952, $1,784 and $779 in 1997, 1996 and 1995, respectively.

         10 Includes: (i) ICR contributions to defined contribution plan of $3,200, $2,985 and $2,745 for fiscal year 1997, 1996 and 1995, respectively;
(ii) ICR contributions to 401(k) plan of $4,750, $3,415 and $3,468 for fiscal years 1997, 1996 and 1995, respectively; (iii) amounts accrued under an executive account balance plan of $20,939, $22,495 and $19,443 for fiscal years 1997, 1996 and 1995, respectively; and (iv) amounts accrued under the excess benefit plan of $460 in 1997.

         11 Includes: (i) ICR contributions to defined contribution plan of $3,000 for each fiscal year 1997, 1996 and 1995; (ii) ICR contributions to 401(k) plan of $4,525, $4,462 and $4,222 for fiscal years 1997, 1996 and 1995, respectively; (iii) amounts accrued under an executive account balance plan of $27,207, $34,763 and $29,953 for fiscal years 1997, 1996 and 1995, respectively;
and (iv) amounts accrued under the excess benefit plan of $1,057, $2,278 and $782 in 1997, 1996 and 1995, respectively.

         12 Includes requisite, included value of car $14,231 given to employee upon his resignation.

Options/Grants Table

         During  1997  following   stock  options  awards  under  the  Executive
Performance Compensation Program were awarded.

                                                                                              Potential Realizable
                                                                                              Value at Assumed
                                                                                              Annual Rates of Stock
                                                                                              Price Appreciation
                                      Individual Grants                                       for Option Terms(2)
                                             Percent
                            Number of        of Total
                            Securities       Options
                            Underlying       Granted to    Exercise
                            Options          Employees     or Base
                            Granted          in Fiscal     Price       Expiration
Name                          (#)            Year          ($/SH)      Date(1)               5% ($)         10%($)
----                        ------           ------        ------      ---------         ---------    ---------

E. Hunter Harrison          68,200           14.33%        34.125      3/12/2007         1,463,642    3,709,157
John D. McPherson           23,400            4.92         34.125      3/12/2007           502,188    1,272,643
Donald H. Skelton           23,400            4.92         34.125      3/12/2007           502,188    1,272,643
Ronald A. Lane              15,400            3.23         34.125      3/12/2007           330,500      837,552
James M.  Harrell           15,400            3.23         34.125      3/12/2007           330,500      837,552


(1) Options vest at 25% per year on March 12 1998, March 12 1999, March 12, 2000 and March 12, 2001.
(2) Potential realizable value is reported net of the option exercise price but before taxes associated with exercise. These amounts assume annual compounding results in total appreciation of 63% (5% per year) and 159% (10% per year). Actual gains, if any, on stock option exercises and common stock are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

                                                          Number of Securities            Value of Unexercised
                                                        Underlying Unexercised              In-the-Money
                        Shares                              Options at                       Options at
                        Acquired on   Value                  FY-End (#)                      FY-End($)2
Name                    Exercise(#) Realized($)     Exercisable    Unexercisable    Exercisable   Unexercisable

E. Hunter Harrison       200,000    7,325,000        278,875          177,325         4,233,628     1,055,414
John D. McPherson              0            0         40,556           60,956           468,266       362,329
Donald H. Skelton              0            0         17,400           55,800           173,963       306,150
Ronald A. Lane                 0            0         31,275           39,925           369,111       236,752
James H.  Harrell              0            0         29,775           39,925           349,267       236,752


1 Includes shares exercisable on February 17, 1997, (93,750) and March 16, 1997 (44,878) and March 8, 1997 (48,262).
2  Based on the year-end price of $32.00.

Pension and Retirement Plans

         Executive Account Balance Plan. ICR's Executive Account Balance Plan provides for a sum equivalent to 10% of an executive's combined salary and performance awards in excess of a wage offset factor to be accrued annually (but not funded), and is payable upon the retirement from the ICR or termination of employment. The wage offset factor is adjusted annually by the percentage increase in the social security wage base. For 1997, the wage offset factor was $109,000. Amounts accrued earn interest in accordance with the plan.

         Defined Contribution Plan. All management employees of the Railroad are eligible to participate in a defined contribution plan to which the ICR contributes 2% of each participant's earnings (as defined in the plan). All contributions are fully vested upon contribution and are invested in various investment funds as selected by the employees. Contributions are designated as Employer Contributions in the Savings Plan.

         Supplemental Retirement and Savings Plans. All management employees of the ICR are eligible to participate in the Supplemental Retirement and Savings Plan (the "Savings Plan"), which is a qualified salary reduction 401(k) plan. Eligible employees may make "pre-tax" contributions to the Savings Plan of up to 15% of their salary subject to limitations imposed by the Internal Revenue Code. Those contributions are partially matched by the ICR. The matching contribution is limited to 50% of the first 6% of an employee's pre-tax salary (i.e., the matching contribution is limited to 3% of his or her salary). All contributions are fully vested upon contribution and are invested in various investment funds as selected by the employees.

         Excess Benefit Plan. Under the ICR's Excess Benefit Plan, amounts are accrued for each executive officer on an unfunded basis to offset the limitations imposed by the Internal Revenue Code with respect to certain benefit plans as a result of the level of the recipient's compensation. Currently, the Excess Benefit Plan provides for the accrual of a sum equivalent to the employer matching contribution under the Supplemental Retirement and Savings Plan which is restricted by the limits of Section 402(g) of the Internal Revenue Code. The amounts accrued will be distributed at the same time and on the same terms as the amounts paid under the Savings Plan.

         Executive Deferred Compensation Plan. The Company established the Illinois Central Corporation Executive Deferred Compensation Plan effective as of January 1, 1994. The plan is available to all officers of the ICR and such management employees as specified from time to time by the ICR. Eligible employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participants' account balances are fully vested and earn interest at a specified, variable rate. Distributions under the plan will be made in a lump sum or installments after the participant's retirement or other termination of employment. Subject to a penalty, a participant may elect to withdraw all or a portion of his or her account under the plan in the event of an unforeseen financial emergency.

         Supplemental Executive Retirement Plan. The Company has no tax-qualified defined benefit retirement plan for employees. However, the Company established the Illinois Central Corporation Supplemental Executive Retirement Plan effective as of January 1, 1994 (the "SERP"). The SERP covers all officers of the ICR and such other management employees as specified from time to time by the Company. The monthly benefit payable pursuant to the SERP is equal to a maximum of 35% of the participant's final average compensation (defined as the average annual compensation paid for the highest 36 consecutive months out of the last 60 months prior to retirement) offset by the amount of annual annuity that could be purchased with the sum of: (i) the portion of the participant's account in the Savings Plan which is attributable solely to Employer contributions and the earnings thereon; (ii) the participant's account in the Excess Benefit Plan; and (iii) the participant's account balance in the Executive Account Balance Plan. Participants vest after five years of participation in the SERP. The following table shows benefits payable to those executives who are eligible for early retirement at age 55 or above with 10 years of credited service, or upon normal retirement at age 65.

                                    Pension Plan Table
   Average       Estimated Annual Benefit for Years of Credited Service
   Final           ------------------------------------------------------
  Earnings          5           10          15              20             25
  --------          -           --          --              --             --

  $100,000     $  17,500   $  35,000   $  35,000       $  35,000       $  35,000
   200,000        35,000      70,000      70,000          70,000          70,000
   300,000        52,500     105,000     105,000         105,000         105,000
   400,000        70,000     140,000     140,000         140,000         140,000
   500,000        87,500     175,000     175,000         175,000         175,000
   600,000       105,000     210,000     210,000         210,000         210,000
   700,000       122,500     245,000     245,000         245,000         245,000
   800,000       140,000     280,000     280,000         280,000         280,000
   900,000       157,500     315,000     315,000         315,000         315,000

         The above table sets forth the estimated annual benefits payable on a single-life annuity basis if participant does not have a spouse at the time payment is to commence and a joint and 50% survivor annuity basis in the event the participant has a spouse at the time of commencement.

         The number of years of credited service as of December 31, 1997, is four (4) years for each of Messrs. Harrison, McPherson, Lane, Harrell and Phillips. Mr. Skelton has three (3) years of credited service at December 31, 1997.

Directors' Compensation

         Under the compensation program for Outside Directors the annual retainer for the Chairman is $170,000 and the annual retainer for other Board members is $20,000. A supplemental annual retainer of $3,000 is paid each committee chairman. Each director receives $2,000 for each board or committee meeting attended and is reimbursed for expenses incurred in attending those meetings. No director fees are paid to Mr. Harrison since he is an employee. A Directors Deferral Plan permits directors to defer up to 100% of their cash compensation until they terminate their services as directors.

         Through 1997 the Outside Directors also received an annual grant ofstock options to purchase 2,250 shares at the fair market value on the date of grant which was the date of each Annual Meeting. Such options are exercisable in full six months following their grant date and expire 10 years following grant date or if earlier, one year after termination of service as a director for any reason other than death or disability.

         For 1998, as a result of the Merger, the annual grant of stock options has been replaced by the Black Scholes equivalent of such a grant. Thus, in 1998, the Directors are expected to receive approximately $25,000 each in lieu of a grant of stock options.

          In March 1996, each Outside Director received an option to purchase 37,500 shares which will vest on April 1, 2001 if specified Company performance objectives are achieved in the year 2000. See "Directors Incentive 2000 Option Plan" below.

         The  Company  has  an  Indemnification   Agreement  with  each  of  the
directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

         The Company has entered into Employment Security Agreements with approximately 29 senior officers which provide stated benefits in the event they are terminated without cause or terminate their employment for good reason within two years after a change in control. Following a covered termination, the officer will be entitled to two or three years' base salary (depending on salary grade) and target incentive payment for one year plus a proration of the current year. Two or three years' credit will be granted toward the Supplementary Executive Retirement Plan and fringe benefits will be extended. However, payment under these agreements will be limited to 2.99 times average last five years W-2 earnings. The Merger will constitute a change of control as defined by the Employment Security Agreements ("ESA"). Terms of the Merger Agreement provide for amendments to the ESA's whereby if payments under the ESA's exceed 105% of the 2.99 limit the full amount will be paid and the participant will be "grossed up" for any excise taxes owed. In addition any unvested stock options and restricted stock granted to participants will vest upon a Change in Control.

         Compensation   Committee   Interlocks  and  Insider   Participation  in
Compensation Decisions

         The following independent directors are members of the Company's Compensation Committee: George D. Gould (Chairman), Samuel F. Pryor, IV, John V. Tunney and Alan H. Washkowitz. No executive officer serves as a director of any entity whose executive officers serve on the Company's Compensation Committee.

Compensation Committee Report on Executive Compensation

Executive Compensation Philosophy

         The Compensation Committee of the Board of Directors (the "Committee") has adopted a philosophy that compensation for the management of the Company and its subsidiaries should be tied directly to the Company's stated business objectives and to the sustained creation of stockholder value. The Committee believes that stockholder interests and the Company's compensation programs should be closely aligned and integrated. Therefore, the Company's compensation program reflects both a performance and long-term orientation. Further, the performance measures used to determine compensation levels are the primary, sustainable drivers of stockholder value among transportation companies specifically and other publicly-held companies generally. As a result, the Company's total compensation program is designed to be highly sensitive to the Company's performance, defined in terms of stockholder value creation.

Performance Compensation Program

         The Company's Performance Compensation Program consists of four components: (1) Base Salary, (2) Performance Awards, (3) Stock Options and (4) Incentive 2000 Plan Awards. The program is designed to emphasize risk-based compensation which rewards Company and individual performance. Each of these components and its respective role in total direct compensation, as well as the basis for determining the compensation of the President and Chief Executive Officer ("CEO"), Mr. Harrison, are described below:

(1) Base Salary

         Salary levels are determined by several factors, including: the Company's performance, the individual's contribution to that performance, the individual's position within his/her salary grade and competitive pay levels. In 1997, the Committee reviewed the salary and compensation levels of all management employees to ensure a consistent and competitive compensation program with the Company's peer groups. The Committee reviews the salary of the CEO and all other officers annually.

(2)  Performance Awards and Bonuses

         Approximately 500 management employees participate in the Company's annual incentive program. Each participant is assigned a target Performance Award according to the individual's level of responsibility (salary grade). Target award levels range from 10% to 75% of annual base salary. Actual award levels vary depending upon the Corporation's performance relative to predetermined objectives for annual revenue growth and return on total capital ("ROTC"), and range from 0% to 150% of target awards. Award levels are weighted two-thirds on ROTC and one-third on revenue growth. Performance awards under the program for management employees other than the CEO and four other most highly compensated officers contain a second component for individual performance for the year as well as Company performance. The individual component of performance awards vary from 0% to 50% of the target award.

         The Company performance objectives are the same for all management employees and relate directly to those measures which drive stockholder value -- annual return on average total capital, calculated on an after-award after-tax basis, and annual revenue growth. Specific performance objectives are set by the Committee annually in relation to the Company's fiscal budget after it has been reviewed and approved by the Board. Except as to the CEO and the four other most highly compensated individuals, the Committee has the ability to adjust the Company payout through a discretionary factor of plus or minus 20% of target award by evaluating other business measures (e.g., safety, operating ratio, earnings per share, or other measures). For the CEO and the four other most highly compensated officers, only Company performance, subject to potential reduction by the Committee, determines the Performance Award.

         The CEO's target award is 75% of base salary and the targets for the other four most highly compensated officers range from 60% to 65%. To comply with IRS regulations limiting the deductibility of executive compensation, the CEO and the four other most highly compensated officers are not eligible to receive any performance award based on individual performance. The Committee also cannot adjust upward the Company performance award for these individuals. However, the Committee has retained the discretion to award cash bonuses (which are subject to the deductibility cap) to those individuals.

(3) Stock Options

         The   Company   maintains  a  long-term   stock   option   program  for
approximately 90 senior managers to provide an equity-like interest in the Company. This program is intended to motivate senior management to improve the long-term performance of the Company's stock price and total return to stockholders.

         The number of stock options available for grant in any given year to all eligible employees will vary between .3% and .9% of common shares outstanding, depending on Company performance. Company performance is determined based upon three measures: the Company's 3-year total stockholder return relative to the S&P Midcap 400 index, its 3-year ROTC relative to Class I railroads and its annual compound revenue growth over a 3-year period relative to Class I railroads. The measures are weighted 50% on comparative stockholder return, 25% on ROTC and 25% on revenue growth. Stock options are granted at fair market value on the date of grant and vest 25% each year over four years. Actual awards to individual participants are based upon Company performance, individual performance and individual responsibility (salary grade) within the Company. The maximum award which can be made in one year to a participant under this program is options on 150,000 shares.

(4) Incentive 2000 Plan Awards

         In May 1996, the stockholders approved the Illinois Central Railroad Incentive 2000 Plan ("Incentive 2000 Plan") for key management employees. The Incentive 2000 Plan is intended to focus senior managers on the goals of (a) increasing operating revenue to $800 million in the year 1999 while (b) achieving an operating ratio (operating expense divided by operating revenue) under 60%, (c) a return on total capital of 14% and (d) earnings per share of $4.00 for the year 2000. The Committee determined that providing significant cash incentives to management conditioned on achieving financial measures linked to these goals will promote the long-term interests of the Company and its stockholders.

         Employees in the Company's top ten salary grades are eligible to receive awards under the Incentive 2000 Plan. As of March 12, 1998, approximately 90 employees were eligible to participate in the Incentive 2000 Plan.

         In connection with the merger between CN and IC, the change of control provisions of Incentive 2000 Plan will be triggered. Therefore, upon consummation of the Offer, the target awards under Incentive 2000 will be paid out on a pro-rata basis in accordance with the terms of the plan.

Directors Incentive 2000 Option Plan

         In May 1996 the Stockholders also approved the Illinois Central Corporation Directors Incentive 2000 Option Plan (the "Directors Option Plan"). The Directors Option Plan is intended to complement the senior management's Incentive 2000 Plan and to link compensation of directors who are not employees of the Company or its subsidiaries ("Outside Directors") to the same goals of Plan 2000 and the stockholders' interests in the creation of stock value. Each of the eight eligible Outside Directors, as of May 1996, received a one-time grant of options to purchase 37,500 shares of Common Stock. The exercise price for each option is $37.875, which is equal to 150% of the closing sales price of the Common Stock on the New York Stock Exchange on March 8, 1996, the date of grant (adjusted to reflect the 3-for-2 stock split of the Common Stock effective March 14, 1996).

         As with Incentive Plan 2000, the Merger of CN and IC will accelerate the vesting of options in the Director Option Plan. The proratios will be based on the number of months prior to the change of control divided by 62 (the total months during which the plan was to be in existence.)


Results for 1997

         Actual results for 1997 were below threshold for the ROTC objective of 10.5% and above the revenue growth objective of 5.0%. Actual 1997 ROTC was 10.3% and revenue was 6.4%. However, there were significant capital expenditures during 1997 for which associated returns were not yet realized. Considering the impact of these investments, the committee determined that 1997 ROTC would have been approximately 10.5% and accordingly approved incentive payouts for ROTC at the threshold level (i.e., 50% of target). No incentive payout for revenue growth was approved since revenue growth is only considered when ROTC is at or above target. In aggregate, approximately $4.5 million in bonuses were paid to all management employees for 1997.

         The Company's stockholder return for the three years ending December 31, 1997 was 27% compared to 21% for the S&P Midcap 400 index. ROTC for the three years ending 1997 was 10.8% compared to 7.1% for all Class I railroads. The annual compound revenue growth for those years was 5.6% compared to 3.5% for Class I railroads. Accordingly, the Committee determined that options for a maximum of 552,600 shares, or .90% of shares outstanding on grant date, should be awarded pursuant to the senior management stock option plan with respect to 1997 performance. These options will be awarded in 1998.

         Based on the 1998 Budget and the Company's strategic plans, including Plan 2000, the Committee established the Company's 1998 ROTC target at 10.4% and the annual revenue growth target at 6.0%.

CEO Compensation

         Mr. Harrison was the highest compensated officer of the Company in 1997. Mr. Harrison's salary for 1997 was $500,000. Pursuant to the Performance Compensation Plan, based on Company performance in 1997 and considerations cited above, Mr. Harrison received a Performance Award of $203,595.

         The Committee awarded Mr. Harrison a cash bonus of $191,405 with respect to his individual performance in 1997 in guiding the Company through an extremely soft export grain market and traffic congestion resulting from the UPSP merger while improving the operating ratio by one percentage point. In determining the amount of this bonus, the Committee considered Mr. Harrison's individual contribution toward the achievement of significant corporate objectives including, among others, negotiation of labor contracts, of important growth opportunities and his participation in analysis of several strategic opportunities, including negotiations with CN, and the southeast rail concession in Mexico. Additionally, consideration was given to the magnitude of Mr. Harrison's personal award in relation to other employees. Finally, the Committee noted that since Mr. Harrison did not receive a salary increase for 1995, 1996 or 1997 and that his total direct compensation (salary plus cash bonus) was below comparable compensation for CEO's of Class I railroads on a size-adjusted basis the Committee increased Mr. Harrison's annual compensation to $625,000 for 1998.

Employment Security Agreements

         In January 1997, the Board of Directors approved extending Employment Security Agreements to senior management employees in recognition of the extensive restructuring underway in the railroad industry. To retain the Company's management and promote alignment of management's interests with the stockholders' interests, the Company entered into Employment Security Agreements with approximately 29 senior officers which provide stated benefits in the event they are terminated without cause or terminate their employment for good reason within two years after a change of control. Following a covered termination, the officer will be entitled to two or three years base salary (depending on salary grade) and incentive payment target for one year plus a proration of the current year. Two or three years credit, respectively, will be granted toward the Supplemental Executive Retirement Plan and fringe benefits will be extended. However, payments under these agreements will be limited to 2.99 times average last five year W-2 wages to preclude triggering "Excess Parachute Payment" excise taxes. The Merger will constitute a change of control as defined by the Employment Security Agreements ("ESA"). Terms of the Merger Agreement provide for amendments to the ESA's whereby if payments under the ESA's exceed 105% of the 2.99 limit the full amount will be paid and the participant will be "grossed up" for any excise taxes owed.

Nondeductible Compensation

         The Committee does not currently anticipate that any executive officer's nonperformance- based compensation will exceed $1 million. For 1997, no executive officer received nonperformance-based compensation which exceeded $1 million. It is anticipated that all executive compensation to be paid in 1998 will be fully deductible as well. However, the Committee and the Board of Directors retain the discretion to grant nondeductible compensation if that would be in the best interests of the Company and stockholders under the circumstances.

Respectfully submitted,


Mr. George D. Gould, Chairman
Mr. Samuel F. Pryor, IV
Dr. F.  Jay Taylor
Mr. John V. Tunney
Mr. Alan H. Washkowitz

Performance Graph

         The following performance graph compares the Corporation's change in total stockholder return on its Common Stock since December 31, 1992 with the S&P Midcap Index in which the Corporation is included and the S&P Railroad Index which includes other Class I railroads but not the Railroad. Dividend reinvestment has been assumed.

                             Stock Performance Table
                                     S & P

              Period       IC Stock   Midcap 400   Railroads
              ------       --------  ----------   -----------

               12-92         100        100         100
               12-93         150        114         124
               12-94         132        110         107
               12-95         169        144         157
               12-96         218        171         195
               12-97         238        227         220

Item 12.  Security Ownership of Certain Beneficial Owners and Management

OWNERSHIP TABLE

               The following table sets forth certain information with respect to persons known by the Company to beneficially own (as defined by the Securities Exchange Act of 1934) as of March 4, 1998, five percent or more of Common Stock, and with respect to each director and named executive officer of the Company and all directors and executive officers of the Company as a group.

                   Name and Address               Amount and       Percentage of
                   (if applicable) of             Nature of         Common Stock
                  Beneficial Owner          Beneficial Ownership1   Outstanding1

        AMVESCAP PLC, et al.
        11 Devonshire Square
        London, EC2M 4YR England...............   6,343,9352           10.31%

        MacKay Shields Financial Corporation
        9 West 57th Street
        New York, New York  10019..............   3,427,3253           5.57%

        George D. Gould........................       51,000           *
        William B. Johnson.....................       82,7184          *
        Gilbert H. Lamphere ...................      897,8355          1.46%
        Alexander P. Lynch ....................      408,2956          *
        Samuel F. Pryor, IV ...................      390,5407          *
        F. Jay Taylor .........................       74,9988          *
        John V. Tunney ........................       55,7439          *
        Alan H. Washkowitz ....................       96,00010         *
        E. Hunter Harrison ....................      725,983           1.17%
        Ronald A. Lane ........................      235,532           *
        John D. McPherson .....................      166,705           *
        James M.  Harrell......................      105,470           *
        Donald H. Skelton......................      105,217           *
        Dale W.  Phillips**....................          746          -

        All directors and executive officers
         of the Company as a group
         (16 persons)..........................   3,760,63611          5.94%


        *  under 1%
        ** Mr. Phillips resigned as an officer of the Company on October 31, 1997.

Notes to Ownership Table

      1 Based on 61,518,172 shares of Common Stock outstanding on March 4, 1998.
        Shares issuable currently or upon exercise of options are treated as outstanding for the purposes of stating the amount of beneficial ownership and computing the percentage of beneficial ownership of shares by such person (or of the group). No adjustment for the pro-rata reduction of options issued to directors under the Incentive 2000 Plan has been made. As of March 4, 1998, such reduction would be approximately 22,380 per director and 179,040 in total.

      2 According to a Schedule 13G dated February 9, 1998, AMVESCAP PLC and or its United Kingdom or U.S. subsidiaries (known in US as INVESCO) have shared voting and dispositive power for 6,343,935 shares in its capacity as an investment advisor to several investment funds.

      3 According to a Schedule 13G dated  February  13,  1998,  MacKay  Shields
        Financial Corporation, in its capacity as an investment manager for various clients, has shared voting and shared disposition power for 3,427,325 shares.

      4 Includes 225 shares held by Mr. Johnson's spouse. Mr. Johnson disclaims beneficial ownership of these shares.

      5 Excludes  209,112  shares  held  by a  trust  for  the  benefit  of  Mr.
        Lamphere's descendants,  of which Messrs. Alexander P. Lynch and Richard
        G. Woolworth, Jr. are co-trustees. Mr. Lamphere disclaims beneficial ownership of these shares. Includes 69,831 shares held by a trust for benefit of Mr. Pryor's children, of which Mr. Lamphere is a co-trustee.

      6 Includes  209,112  shares  held  by a  trust  for  the  benefit  of  Mr.
        Lamphere's descendants,  of which Messrs. Alexander P. Lynch and Richard
        G. Woolworth, Jr. are co-trustees.

      7 Excludes 69,831 shares held by a trust for the benefit of Mr. Pryor's children, of which Mr. Lamphere and Mr. Samuel F. Pryor, III, Mr. Pryor's father, are trustees. Mr. Pryor disclaims beneficial ownership of these shares.

      8 Includes 1,500 shares held by Dr. Taylor's spouse. Dr. Taylor disclaims beneficial ownership of these shares.

      9 Includes 4,500 shares held in trust for Mr. Tunney's mother, for which Mr. Tunney is Trustee.

     10 Under an arrangement with Lehman Brothers, Mr. Washkowitz must remit to Lehman Brothers any gain upon exercise of the options for 24,750 shares of the total.

     11 See Notes (4) - (10) above.


Item 13.  Certain Relationships and Related Transactions

Lehman Brothers Inc.

     Mr. Washkowitz has been a Managing Director of Lehman Brothers or its predecessors since 1978. Lehman Brothers has provided services to the Company and ICR in the past and is expected to do so in the future. Lehman Brothers managed (i) the public debt offerings of ICR in 1996 and 1995, (ii) the debt tender offer and public debt offering of ICR in 1993 and (iii) is one of the designated dealer's for ICR's commercial paper program which started in November 1993.

The Bridgeford Group

     Mr. Lynch is a general partner of Beacon Group Capital Services, LLC ("Beacon") and until 1997 was Co-Chief Executive Officer and Co-President of The Bridgeford Group and served as a Senior Managing Director there from 1991 until 1995. Beacon and The Bridgeford Group have provided services to the Company and ICR in the past and is expected to do so in the future. Beacon Group assisted in various strategies studies in 1997, including negotiations with Canadian National Railway. The Bridgeford Group assisted in the evaluation of and negotiations with Kansas City Southern Industries in 1994 and the evaluation of and negotiations with CCP Holdings, Inc. in 1995 and 1996. During 1997, approximately $.4 million was paid to the Bridgeford Group for services rendered.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.   Financial Statements:

            See Index to Consolidated Financial Statements on page 60 of this Report.

       2.   Financial Statement Schedules:

            See Index to Financial Statement Schedules on page F-30 of this Report.

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

                          ILLINOIS CENTRAL CORPORATION

                            By: /s/ JOHN V. MULVANEY
                                John V. Mulvaney
                   Vice President and Chief Financial Officer
                              Date: March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                         Title(s)                     Date

/s/ GILBERT H. LAMPHERE     Chairman of the Board and Director    March 16, 1998
---------------------------
    Gilbert H. Lamphere

/s/ E. HUNTER HARRISON      President and Chief Executive Officer March 16, 1998
    E. Hunter Harrison     (principal executive officer), Director

/s/ JOHN V.  MULVANEY               Vice President                March 16, 1998
--------------------------  and Chief Financial Officer
    John V.  Mulvaney       (principal financial officer)

/s/ DOUGLAS A.  KOMAN                Controller                   March 16, 1998
--------------------------  (principal accounting officer)
    Douglas A.  Koman

/s/  GEORGE D. GOULD                 Director                     March 16, 1998
--------------------------
     George D. Gould

/s/ WILLIAM B. JOHNSON               Director                     March 16, 1998
-----------------------
    William B. Johnson

/s/ ALEXANDER P. LYNCH               Director                     March 16, 1998
-----------------------
    Alexander P. Lynch

/s/ SAMUEL F. PRYOR, IV              Director                     March 16, 1998
-----------------------
    Samuel F. Pryor, IV

/s/ F. JAY TAYLOR                    Director                     March 16, 1998
-----------------------
    F. Jay Taylor

/s/ JOHN V. TUNNEY                   Director                     March 16, 1998
-----------------------
    John V. Tunney

/s/ ALAN H. WASHKOWITZ               Director                     March 16, 1998
-----------------------
    Alan H. Washkowitz

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



                              FINANCIAL STATEMENTS

                         SUBMITTED IN RESPONSE TO ITEM 8

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
Report of Independent Public Accountants.......................   F-1

Consolidated Statements of Income for the three years ended
  December 31, 1997............................................   F-2

Consolidated Balance Sheets at December 31, 1997 and 1996......   F-3

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997............................................   F-4

Consolidated Statements of Stockholders' Equity and Retained
  Income for the three years ended December 31, 1997...........   F-5

Notes to Consolidated Financial Statements for the three years
  ended December 31, 1997......................................   F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Illinois Central Corporation:

         We have audited the accompanying consolidated balance sheets of Illinois Central Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity and retained income for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Central Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                            ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 1998
(except with respect
to the matter discussed
in  Note 2, as to which
the date is February 10, 1998)

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                       ($ in millions, except share data)

                                                   Years Ended December 31,
                                           1997           1996           1995
 Revenues                            $    699.8     $    657.5     $    645.3

 Operating expenses:
   Labor and fringe benefits              204.3          192.0          194.8
   Leases and car hire                     41.0           45.0           46.5
   Diesel fuel                             39.1           38.4           33.2
   Materials and supplies                  36.1           32.9           35.0
   Depreciation and amortization           43.0           39.3           33.9
   Casualty, insurance and losses          16.4           12.1           17.4
   Other taxes                             21.2           18.2           18.2
   Other                                   34.8           38.4           35.8
 Operating expenses                       435.9          416.3          414.8

 Operating income                         263.9          241.2          230.5

 Other income (expense), net                6.0            8.6           (0.2)
 Interest expense, net                    (40.0)         (34.1)         (29.5)

 Income before income taxes and
  extraordinary item                      229.9          215.7          200.8
 Provision for income taxes                79.7           79.1           71.0

 Income before extraordinary item         150.2          136.6          129.8
 Extraordinary item, net                    -              -            (11.4)


 Net income                          $    150.2     $    136.6     $    118.4

 Basic EPS:
  Before extraordinary item          $     2.45     $     2.22     $     2.07

  Extraordinary item, net                   -              -            (0.18)
 Net income per share                $     2.45     $     2.22     $     1.89

 Weighted average number of
  shares of common stock             61,408,637     61,417,769     62,608,274

 Diluted EPS:
  Before extraordinary item          $     2.42     $     2.20     $     2.06

  Extraordinary item, net                   -              -            (0.18)
 Net income per share                $     2.42     $     2.20     $     1.88

 Weighted average number
   of shares of common
   stock and dilutive
   potential common shares           62,107,316     61,978,391     62,968,622


The following notes are an integral part of the consolidated financial statements.

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)


                       ASSETS               December 31, 1997  December 31, 1996
  Current assets:
     Cash and temporary cash investments          $   34.1          $    59.2
     Receivables, net of allowance for doubtful
        accounts of $1.2 in 1997 and $1.3 in 1996    122.7              107.0
     Secured financing receivable                      -                 32.6
     Materials and supplies, at average cost          15.4               17.3
     Assets held for disposition                       1.3                1.6
     Deferred income taxes - current                  18.3               20.3
     Other current assets                              7.4               10.6
        Total current assets                         199.2              248.6

  Investments                                         12.1               17.5

  Properties:
     Transportation:
        Road and structures, including land        1,526.4            1,375.0
        Equipment                                    270.8              261.2
     Other, principally land                          41.3               41.5
        Total properties                           1,838.5            1,677.7
     Accumulated depreciation                        (69.7)             (53.6)
        Net properties                             1,768.8            1,624.1

  Other assets                                        29.3               21.2
        Total assets                              $2,009.4          $ 1,911.4
                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt         $   24.5          $     6.3
     Accounts payable                                 65.5               60.4
     Dividends payable                                14.1               14.1
     Income taxes payable                              -                  1.1
     Casualty and freight claims                      13.0               21.1
     Employee compensation and vacations              21.5               21.4
     Taxes other than income taxes                    19.1               17.4
     Accrued redundancy reserve                        3.9                4.9
     Other accrued expenses                           93.5               85.3
        Total current liabilities                    255.1              232.0

  Long-term debt                                     572.2              633.7
  Deferred income taxes                              409.2              356.6
  Other liabilities and reserves                     130.1              133.6

  Contingencies and commitments (Note 15)

  Stockholders' equity:
     Common stock, par value $.001,
     authorized 100,000,000 shares,
     64,622,956 shares issued and
     61,402,347 shares outstanding                     0.1                0.1

     Additional paid-in capital                      172.7              167.1
     Retained income                                 547.4              453.8
     Treasury stock (3,220,609 shares)               (77.4)             (65.5)
         Total stockholders' equity                  642.8              555.5
         Total liabilities and stockholders'
          equity                                 $ 2,009.4          $ 1,911.4

The following notes are an integral part of the consolidated financial statements.

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 ($ in millions)


                                                     Years Ended December 31,
                                                    1997      1996      1995
Cash flows from operating activities :
   Net income                                    $ 150.2   $ 136.6   $ 118.4
   Reconciliation of net income to
      net cash provided by (used for)
      operating activities :
         Extraordinary item, net                     -         -        11.4
         Depreciation and amortization              43.0      39.3      33.9
         Deferred income taxes                      47.5      36.4      30.7
         Equity in undistributed earnings
            of affiliates, net of dividends
            received                                (1.0)     (0.5)     (0.8)
         Net gains on sales of real estate          (0.6)     (1.6)     (0.1)
         Cash changes in working capital            (8.5)    (15.0)     (8.0)
         Changes in other assets                    (3.1)     (6.1)     (1.7)
         Changes in other liabilities and
            reserves                                (6.0)     (5.2)     (6.4)
            Net cash provided by operating
             activities                            221.5     183.9     177.4

Cash flows from investing activities :
   Additions to properties                        (168.2)   (124.8)   (128.8)
   Acquisitions                                      -      (152.9)      -
   Proceeds from sales of real estate                2.4       3.0       2.5
   Proceeds from equipment sales                     2.5       3.9       2.9
   Proceeds from sales of investments                0.6       2.3       0.8
   Secured financing                                32.6     (32.6)      -
   Other                                            (5.8)      0.5      (4.4)
            Net cash (used for) investing
             activities                           (135.9)   (300.6)   (127.0)

Cash flows from financing activities :
   Proceeds from issuance of debt                    0.9     335.5     250.0
   Principal payments on debt                      (28.5)    (77.4)   (259.8)
   Net proceeds (payments)  -  Commercial Paper    (20.0)    (37.0)     42.0
   Dividends paid                                  (56.6)    (48.7)    (41.9)
   Stock repurchases                               (11.9)     (1.0)    (59.8)
   Proceeds from exercise of stock options and
    warrants                                         5.4       0.2       0.1
   Purchase of subsidiary's common stock             -        (0.7)     (0.2)
            Net cash provided by (used for)
             financing activities                 (110.7)   170.9     (69.6)
Changes in cash and temporary cash investments     (25.1)     54.2     (19.2)
Cash and temporary cash investments at
 beginning of year                                  59.2       5.0      24.2
Cash and temporary cash investments at end
 of year                                         $  34.1   $  59.2   $   5.0
Supplemental  disclosure  of cash flow
 information  :
Cash paid during the year for:
      Interest (net of amount capitalized)       $  40.5   $  31.6   $  32.1
      Income taxes                               $  32.9   $  50.9   $  31.0

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity and Retained Income

                         Shares
                        (000's)            Equity ($ in millions)
                                       Additional                  Total Stock-
                        Common  Common  Paid-in  Retained  Treasury  holders'
                        Stock   Stock   Capital  Income     Stock    Equity


Balance
December 31, 1994       63,915  $ 0.1  $ 165.0   $ 293.0   $(4.0)$    454.1


Issuance of Common
 Stock:

Exercise stock option        4       -       -                           -

Restricted stock awards      -       -     1.3                          1.3

Stock repurchased/
forfeited               (2,494)                            (60.5)     (60.5)

Dividends                                          (43.2)             (43.2)

Net income                                         118.4              118.4

Balance
December 31, 1995       61,425      0.1  166.3     368.2   (64.5)     470.1

Issuance of Common
Stock:

Exercise stock
options                     13        -    0.2                          0.2

Restricted stock
awards                       -        -    0.6                          0.6

Stock repurchased          (31)                             (1.0)      (1.0)

Dividends                                          (51.0)             (51.0)

Net income                                         136.6              136.6

Balance
December 31, 1996       61,407      0.1  167.1     453.8   (65.5)     555.5

Issuance of Common
Stock:

Exercise stock
options                    325        -    5.4                          5.4

Restricted stock
awards                      (5)       -    0.2                          0.2

Stock repurchased         (325)                            (11.9)     (11.9)

Dividends                                          (56.6)             (56.6)

Net income                                         150.2              150.2

Balance
December 31, 1997       61,402 $    0.1 $172.7   $ 547.4  $(77.4)$   642.8

The following notes are an integral part of the consolidated financial statements.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



1.       The Company

         Illinois Central Corporation (the "Company"), a holding company, was incorporated under the laws of Delaware. The Company, through its wholly-owned subsidiaries, Illinois Central Railroad Company ("ICR") and CCP Holdings, Inc. ("CCPH"), is principally engaged in the rail freight transportation business. ICR operates 2,600 miles of main line track between Chicago and the Gulf of Mexico, primarily transporting chemicals, grain and milled grain, coal, paper and intermodal commodities. CCPH has two principal operating subsidiaries - the Chicago Central and Pacific Railroad ("CCPR") and the Cedar River Railroad ("CRR") - which together comprise a Class II railroad system operating 850 miles of track. CCPR operates from Chicago to Omaha, Nebraska, with connecting lines to Cedar Rapids and Sioux City, Iowa. CRR runs from Waterloo, Iowa to Albert Lea, Minnesota. IC Financial Services ("IC Financial"), the Company's remaining direct subsidiary, conducts financing operations for railroad equipment and is the investment vehicle for non-rail related activities including terminal operations.

2.       Subsequent Event

           On February 10, 1998, the Company and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase approximately 75% of the outstanding shares of the Company's Common Stock (the "Shares") at a price of $39.00 per share. Following completion of the Offer and subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Company (the "Merger") and each Share not purchased in the Offer will be converted into the right to receive an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50. Pursuant to the Merger Agreement, if less than 75% of the shares are tendered, the Shares outstanding prior to the Merger will be converted into the right to receive a prorated amount of stock and cash in order to ensure that the overall aggregate consideration consists of 75% cash and 25% stock.

           Simultaneously with the purchase of shares pursuant to the Offer, the shares purchased will be deposited in an independent, irrevocable voting trust while CN and the Company await review of the transaction by the STB.

           Pursuant to the Merger Agreement, subject to consultations with the Company and after giving good faith consideration to the views of the Company, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Company shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Company. If the STB does not approve CN's acquisition of control of the Company or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Company common shares held by the voting trust. Neither the acquisition of the Company shares pursuant to the tender offer nor the merger will be subject to STB approval of the combination.

         The Company's Board of Directors has unanimously approved the Merger Agreement and the transactions contemplated and recommended that stockholders accept the Offer and tender their shares.

           The Offer was successfully concluded on March 13, 1998 when the Purchaser received tenders for in excess of 75% of outstanding shares. The actual percentage of outstanding shares purchases has not been determined as of the date of this filing.

           Under change in control provisions of various compensation plans, including Incentive 2000 Plan and Employment Security Agreements, the Company will be required to make payments to certain employees under certain conditions. The change in control payment under Incentive 2000 Plan is approximately $11 million. The amount that may be paid under Employment Security Agreements, if any, is not determinable at the time of filing.

           With the change in control the Employee Stock Purchase Plan and the Management Employee Discounted Stock Purchase Plan were terminated.


3.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant investments in affiliated companies are accounted for by the equity method. Transactions between consolidated companies have been eliminated in the accompanying consolidated financial statements. Results for 1996 include CCPH from June 13, 1996 (date of acquisition). See Note 18.

         Properties

         Depreciation is computed by the straight-line method and includes depreciation on properties under capital leases. The depreciation rates for the equipment owned by the Company's finance subsidiary are based on estimated useful life and anticipated salvage value. Lives used range from 18 to 20 years. The operating subsidiaries use the composite method of depreciation for track structure, other road property, and equipment. In the case of routine retirements, removal costs less salvage recovery are charged to accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expense.

         The approximate ranges of annual depreciation rates for major property classifications for the Railroads are as follows:

         Road properties.............................         1%-8%
         Transportation equipment....................         2%-5%

         The  rates  were   approved   by  the   predecessor   of  the   Surface
Transportation Board ("STB"), an independent agency of the Department of Transportation.

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

         Income Per Share

         Income per common share of the Company is calculated in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share," (SFAS No. 128). In accordance with SFAS No. 128, basic income per share is based on the weighted average number of common stock outstanding and diluted income per share is based on the weighted average number of shares of common stock and dilutive potential common shares for the period. See Note 14.

         Derivative Financial Instruments

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company has entered into various diesel fuel collar agreements with the objective of mitigating significant fluctuations in fuel prices. Premiums paid for the purchase of these agreements are amortized to fuel expense over the terms of the agreements. Unamortized premiums are included in Other Assets in the Consolidated Balance Sheets. Amounts receivable or payable under the collar agreements are accrued as increases or decreases to Diesel Fuel Expense.
See Note 8.

         Casualty Claims

         The Company accrues for injury and damage claims based on actuarially determined estimates of the ultimate costs associated with asserted claims and claims incurred but not reported.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Stock-Based Compensation

         The Company has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), for disclosure purposes only. The Company accounts for compensation under its Long-Term Incentive Plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 15.

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

4.       Stock Repurchase Program

         In 1994, the Board of Directors authorized a plan for the annual repurchase of Common Stock. For 1995, the Board authorized the purchase of $60 million of Common Stock. Purchases in 1994 and 1995 under the program, 2,475,000 shares of Common Stock, were funded by a special $60 million dividend from ICR which was declared in 1994 and paid in 1995. The Board determined that various capital needs such as the acquisition of CCPH in 1996 (see Note 18) precluded stock repurchases under the program for 1997 and 1996. However, open market purchases, in conjunction with option exercises, did occur in 1997 and 1996.

5.       Extraordinary Item

         In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The prepayment resulted in an extraordinary loss of $18.4 million, $11.4 million after-tax. The loss resulted from the premium paid, the write-off of unamortized financing fees and costs associated with the prepayment. See Note 10.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



6.       Other Income (Expense), Net

         Other income (expense), net consisted of the following ($ in millions):

                                                     Years Ended December 31,
                                                    1997       1996        1995
                                                    ----       ----        ----

Rental income, net..............................    $3.4       $2.9        $3.5
Net gains  (losses) on sales of real estate.....      .6        1.6         (.1)
Equity in undistributed
   earnings of affiliates.......................     1.6         .8          .9
Sales of accounts receivable   (see Note 11)....    (3.0)      (2.9)       (3.2)
Grant of permanent easement (see below).........     3.7        -           -
Sale of RAIL (see below)........................     -          7.3         -
Other, net......................................     (.3)      (1.1)       (1.3)
                                                    -----      ----       ------
   Other income (expense), net..................    $6.0       $8.6       $ (.2)
                                                    =====      =====      ======

          On September 30, 1997, ICR, CCPR and CRR granted a permanent easement for development of right of way property for signboard use. On October 3, 1996, ICR sold its investment in an industry captive insurance company which resulted in a one-time gain of approximately $.07 per share.

7.       Supplemental Cash Flow Information

         Cash changes in components of working capital, exclusive of current maturities of long-term debt, included in the Consolidated Statements of Cash Flows were as follows ($ in millions):

                                                    Years Ended December 31,
                                             1997           1996           1995
                                             ----           ----           ----

Receivables, net.....................       $(16.6)       $ (5.1)        $(17.6)
Materials and supplies...............          1.9           1.0             .8
Other current assets.................          3.7          (7.5)            .7
Accounts payable.....................          5.1         (12.2)           2.2
Income taxes payable.................         (1.6)         (8.1)          11.1
Accrued redundancy reserve...........         (1.0)           .6           (2.5)
Other current liabilities............          -            16.3           (2.7)
                                            -------       ------         -------
    Cash changes in working capital..       $ (8.5)       $(15.0)        $ (8.0)
                                            =======       =======        =======

        ICR recorded capital leases of $4.3 million and $7.1 million covering 40 locomotives and 328 freight cars in 1997 and 1995, respectively. See Note 9 for the present value of the minimum lease payments.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


8.      Materials and Supplies

        Materials and supplies, valued using the average cost method, primarily consist of track material, switches, car and locomotive parts and fuel.

        As of December 31, 1997, ICR was party to three diesel fuel collar agreements under which the Company receives or makes monthly payments based on the monthly average price for Heating Oil Gulf Coast (Pipeline) Platt's Oilgram("Contract Price"), which was $.482 per gallon for December 1997. Under the agreement, ICR receives or makes monthly payments on 3,000,000 notional gallons based on the excess of the Contract Price over $.60 per gallon or the deficiency of the Contract Price under $.4825 to .4690 per gallon.

9.      Leases

        As of December 31, 1997, the Company leased 6,316 and 53 of its freight cars and locomotives, respectively. These leases expire between 1998 and 2007. Under the terms of many of its lease agreements, the Company has the right of first refusal to purchase, at the end of the lease term, certain cars and locomotives at or below fair market value. The Company also leases office facilities, computer equipment and vehicles.

        Net obligations under capital leases at December 31, 1997 and 1996, included in the Consolidated Balance Sheets were $33.8 million and $34.5 million, respectively. The gross assets under capitalized leases were $39.9 million and $37.4 million at December 31, 1997 and 1996, respectively, and are included in properties in the Consolidated Balance Sheets.

         At December 31, 1997, minimum rental payments under capital and operating leases that have initial or remaining noncancellable terms in excess of one year were as follows ($ in millions):

                                                   Capital      Operating
                                                    Leases        Leases

1998......................................        $  6.6         $  24.5
1999......................................           7.0            23.3
2000......................................           5.9            16.6
2001......................................           7.0            14.9
2002......................................           4.3            13.3
Thereafter................................          13.3            74.2
                                                  ------        --------
    Total minimum lease payments..........         $44.1          $166.8
                                                                  ======

Less: Imputed interest....................          10.3
                                                  ------
    Present value of minimum payments.....         $33.8
                                                  ======

        Total rent expense applicable to noncancellable operating leases amounted to $26.4 million in 1997, $26.7 million in 1996 and $19.9 million in 1995. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



10.     Long-Term Debt and Interest Expense

        Long-term debt at December 31, consisted of the following ($ in millions):

                                                                1997       1996

Equipment obligations, due annually to 2007, 6.11% to 7.7%....   2.0    $   7.8
Debentures and other debt, due 1998 to 2056, 4.5% to 5.0%.....  11.9       27.6
Debentures, due 2096, 7.7%.................................... 125.0      125.0
Commercial paper, at average interest rate 5.68 in 1997 and
 5.61% in 1996                                                   -         20.0
Notes, due 2003, 6.75%........................................ 100.0      100.0
Notes, due 2005, 7.75%........................................ 100.0      100.0
Medium term notes, due 1998 to 2007, 6.72% to 7.12%........... 210.0      230.0
Capitalized leases (see Note 9)...............................  30.1       30.4
Unamortized discount, net ....................................  (6.8)      (7.1)
                                                               ------     ------

             Total long-term debt............................ $572.2      $633.7
                                                              ======      ======

        At December 31, 1997, the aggregate annual maturities and sinking fund requirements for debt payments for 1998 through 2003 and thereafter were $24.5 million, $35.4 million, $34.5 million, $105.8 million, $3.6 million, $104.2 million and $288.7 million, respectively. The weighted-average interest rate for 1997 and 1996 on total debt excluding the effect of discounts, premiums and related amortization was 7.1% and 7.2%, respectively.

        In December 1996, ICR issued $125 million aggregate amount of 100-year, 7.7% debentures due September 15, 2096. These bonds may not be redeemed until 2026 and then only at a premium which declines to par in 2056.

        In 1995, ICR prepaid the holders of its $160 million Senior Notes at face value plus accrued interest and a prepayment penalty. The monies used to fund the prepayment were provided by commercial paper, the net proceeds of the $100 million 7.75% 10-year notes due May 2005 and $40 million from existing lines of credit.

        ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver. (the "ICR Revolver"). See below.

        The $250 million ICR Revolver expires in 2001. ICR pays an annual fee of 15 basis points on the ICR Revolver and the Eurodollar offered rate plus 22.5 basis points for any borrowings. The ICR Revolver may be used as backup for commercial paper and for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. As of December 31, 1997, no amounts were drawn under the ICR Revolver and no letters of credit were issued.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        CCPH has a floating rate revolving loan agreement for an unsecured $50 million (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The CCPH Revolver can be used for general corporate purposes. The annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. At December 31, 1997, the CCPH Revolver was undrawn.

        The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1998. In June 1996, the Company borrowed $40 million under this agreement to acquire CCPH (see Note 18). The $40 million was repaid in June 1996 with proceeds from borrowings under the CCPH Revolver. At December 31, 1997, no amounts were drawn under this agreement. IC Financial has approximately $1.8 million in long-term borrowing agreements for which the original proceeds were used to acquire a total of 17 locomotives in 1993. Such borrowings are secured by the locomotives which are leased to ICR and mature in 2000. IC Financial lease revenue and corresponding expense at ICR, which is eliminated in consolidation, was $14.7 million and $14.4 million in 1997 and 1996, respectively.

        Various borrowings of the Company's subsidiaries are governed by agreements which contain certain affirmative and negative covenants customary for facilities of this nature including restrictions on additional indebtedness, investments, guarantees, liens, distributions, sales and leasebacks, and sales of assets and capital stock. Some also require satisfaction of certain financial tests, including a leverage ratio, an earnings before interest and taxes to interest charges ratio, and minimum consolidated tangible net worth requirements. See Note 14.

        Interest Expense, Net consisted of the following ($ in millions):

                                                 Years Ended December 31,
                                            1997            1996         1995
                                            ----            ----         ----

Interest expense........................    $45.9          $37.4        $32.2
Less:
   Interest capitalized ................      1.9            1.7          1.3
   Interest income......................      4.0            1.6          1.4
                                          -------        -------      -------
Interest Expense, Net...................    $40.0          $34.1        $29.5
                                            =====          =====        =====

11.     Receivables

        ICR had entered into a revolving agreement, which was terminated on January 8, 1998, to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. The agreement allowed for sales of accounts receivable up to a maximum of $50 million at any one time. At December 31, 1997, $45 million had been sold pursuant to the agreement. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in other income (expense), net, were $3.0 million, $2.9 million and $3.2 million for 1997, 1996 and 1995 respectively.

        At December 31, 1996, the Company had a $32.6 million receivable in connection with the secured financing of freight equipment acquired by an unrelated third party. This amount was repaid on January 3, 1997.

12.     Benefit Plans

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



        All employees of ICR and CCPH are covered under the Railroad Retirement System instead of Social Security. Additionally, various retirement plans, postemployment benefits and postretirement benefits are provided.

        Retirement Plans.

        ICR has two qualified plans permitting participants to make "pre-tax" contributions of their salary up to Internal Revenue Code limitations and each contains a company match provision. The ICR union plan, which started in mid-1995, allows union employees covered by local contracts to participate. ICR matches 25% of the first 4% of salary deferral. There is no CCPH union plan in effect. The management employee plan matches 50% of the first 6% of salary deferral. The management plan also contains a separate defined contribution portion of 2% of each employee's salary. Expenses related to both plans were
$1.5 million, $1.2 million, and $1.1 million in 1997, 1996 and 1995, respectively. All ICR contributions are fully vested upon contribution.

        ICR also has a supplemental executive retirement plan ("SERP") which covers officers and certain other management employees. The SERP provides for a monthly benefit equal to 35% of a participant's final average compensation as defined in the plan. The monthly benefit is subject to offsets such as employer contributions to the 401(k) plan. The plan was adopted in 1994. The cost was not material in the three years ended December 31, 1997.

        The Company's former Chairman, President and Chief Executive Officer is covered by a non-qualified, unfunded supplemental retirement benefit agreement which provides for a defined benefit payable annually, in the amount of $250,000 per year, until the year 2008.

        The Company's non-employee directors are covered by a non-qualified, unfunded retirement plan. This plan provides an annual payment equal to the annual retainer at the time of the director's retirement and is paid for the number of years the director served up to a maximum of ten years. The 1997, 1996 and 1995 expenses for the plan were $.4 million, $.8 million and $.9 million, respectively.

        Salary Deferral Plans. In addition to the 401(k) plan, all officers and certain other management employees may elect to defer up to 50% of base salary and 100% of annual bonus. Participant deferrals are fully vested and earn interest at a specified, variable rate. Approximately $.3 million, $1.1 million and $.5 million were deferred in 1997, 1996 and 1995, respectively.

        Beginning in 1995, the Company's non-employee directors may also defer their annual retainer and meeting fees. All deferrals are 100% vested and earn interest at a specified, variable rate. Approximately $.4 million was deferred in 1997. Deferrals were not material for the two years ended December 31, 1996 and 1995.

        Unfunded Plan. ICR has an unfunded plan whereby 10% of an officer's combined salary and bonus in excess of a wage offset factor ($109,000 in 1997) is accrued and earns interest at a specified, variable rate. Amounts accrued are paid when the employee leaves the Company, normally at retirement. Expenses for this plan were $.4 million in each of 1997, 1996 and 1995.

        Postemployment    Benefit   Plans.    The   Company   provides   certain
postemployment benefits such as long-term salary continuation and waiver of medical and life insurance co-payments while on long-term disability.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


        Postretirement Plans. In addition to retirement plans, ICR has three benefit plans which provide some postretirement benefits to most former full-time salaried employees and selected former union- represented employees. The medical plan for salaried retirees is contributory, with retiree contributions adjusted annually if expected medical cost inflation rate exceeds 9.5%, and contains other cost sharing features such as deductibles and co-payments. ICR's contribution will be fixed at the 1999 year end rate for all subsequent years. Salaried retirees are covered by a life insurance plan which provides a nominal death benefit and is non-contributory. The medical plan for locomotive engineers who retired under a special early retirement program in 1987 provides non-contributory coverage until age 65. All benefits under this plan terminate in 1998. There are no plan assets and ICR funds these benefits as claims are paid.

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

        The accumulated postretirement benefit obligations ("APBO") of the postretirement plans were as follows ($ in millions):

                                                           December 31,
                                                         1997             1996
                                                -----------------------  ------
                                                Medical   Life  Total     Total
Accumulated postretirement benefit obligation:
  Retirees...................................... $13.2    $2.1   $15.3    $15.5
  Fully eligible active
   plan participants   ........................     .7      -       .7      1.0
  Other active plan participants................   4.7      -      4.7      5.1
                                                 -----       -- -----   -------
  Total APBO..........................           $18.6    $2.1    20.7     21.6
                                                 =====    ====

  Unrecognized net gain........................                   17.6     18.3
                                                                  -----
        Accrued liability for
        postretirement benefits.......................           $38.3    $39.9
                                                                 =====    =====

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 1996. As a result of the change in general interest rates on high quality fixed rate investments in 1997, the Company decreased the weighted-average discount rate to 7.25% as of December 31, 1997. The change in rates resulted in approximately $.7 million actuarial loss. The actuarial gains and losses along with actual experience gains, primarily fewer claims and lower medical rate inflation, resulted in a total $17.6 million unrecognized net gain as of December 31, 1997. In accordance with SFAS No. 106, the excess gain is subject to $1.2 million annual amortization based on an amortization period of approximately 13 years. The components of the net periodic postretirement benefits cost were as follows ($ in millions):

                                                      Years Ending December 31,
                                                        1997            1996
                                                       -----            -----
Service costs.....................................    $  .2            $  .2
Interest costs....................................      1.4              1.5
Net amortization of excess gain...................     (1.2)            (1.2)
                                                      ------            ------
Net periodic postretirement
  benefit costs...................................    $  .4            $  .5
                                                      =====            =======

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (e.g., health care cost trend rate) for the medical plans is 10.0% for 1998 and is assumed to decrease gradually to 6.25% by 2002 and remain at that level thereafter. The health care cost trend rate assumption normally has a significant effect on the amounts reported; however, the plan limits annual inflation for ICR's portion of such costs to 9.5% each year and caps ICR's contribution at the actual 1999 level. Therefore, an increase in the assumed health care cost trend rates by one percentage point in each year would have no impact on the Company's accumulated postretirement benefit obligation for the medical plans as of December 31, 1997, or the aggregate of the service and interest cost components of net periodic postretirement benefit expense in future years.

13.     Provision for Income Taxes

        The Provision for Income Taxes for continuing operations consisted of the following ($ in millions):

                                        Years Ended December 31,
                                  1997            1996           1995
                                  ----            ----           ----
Current income tax:
  Federal...................      $28.3          $38.1         $35.8
  State.....................        3.9            4.6           4.5
Deferred income taxes.......       47.5           36.4          30.7
                                 ------         ------        ------
Provision for income taxes..      $79.7          $79.1         $71.0
                                  =====          =====         =====

         The effective income tax rates for the years ended December 31, 1997, 1996 and 1995, were 35%, 37% and 35%, respectively. See Note 5 for the tax benefits associated with the 1995 extraordinary loss.

         At December 31, 1997, the Company had no Federal net operating loss carryovers for tax or financial reporting purposes.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In 1996 and 1995 tax benefits of $1.8 million and $4.3 million, respectively, were recorded to reflect the favorable resolution of prior-period tax issues.

         The items which gave rise to differences between the income taxes provided for continuing operations in the Consolidated Statements of Income and the income taxes computed at the statutory rate are summarized below ($ in millions):

                                           Years Ended December 31,
                                      1997             1996           1995
                                    ----------    -------------   -------------
Expected tax expense computed
 at statutory rate..............   $80.5   35%    $75.5     35%   $70.3     35%
Dividends received exclusion....   (.2)     -       (.2)     -      (.1)     -
State income taxes, net
 of federal tax effect..........   6.5      3       6.1      3      5.4      2
Charitable contribution of
 property.......................  (4.1)    (2)        -      -        -      -
Favorable resolution of
 prior period tax issues........     -      -      (1.8)    (1)    (4.3)    (2)
Other items, net................  (3.0)    (1)      (.5)     -     ( .3)     -
                                  ------  ----     -----   ----    ----    ----

Provision for income taxes...... $79.7     35%     $79.1    37%   $71.0     35%
                                 =====     ===     =====    ====  =====     ===

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

         Deferred income taxes consisted of the following ($ in millions):
                                                           December 31,
                                                  1997                1996
                                                  ----                ----

Deferred tax assets......................     $   72.0            $   77.6
Less: Valuation allowance................         (1.5)               (1.5)
                                              ---------           ---------
Deferred tax assets,
    net of valuation allowance...........         70.5                76.1
Deferred tax liabilities.................       (461.5)             (412.4)
                                              ---------           --------
Deferred income taxes....................     $ (391.0)            $(336.3)
                                              ========             ========

         The valuation allowance is comprised of the portion of state tax net operating loss carryforwards expected to expire before they are utilized and non-deductible expenses incurred with the previous merger of wholly-owned subsidiaries.

         Major types of deferred tax assets are: reserves not yet deducted for tax purposes ($60.5 million) and safe harbor leases ($10.2 million). Major types of deferred tax liabilities are: accelerated depreciation ($427.2 million), land basis differences ($16.9 million) and debt marked to market ($2.1 million).

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The Company and its subsidiaries have a tax sharing agreement whereby each subsidiary's federal income tax and state income tax liabilities are determined on a separate company income tax basis as if it were not a member of the Company's consolidated group, with no benefit for net operating losses or credit carryovers from prior years.

14.     Common Stock and Dividends

        The Company is authorized to issue 100,000,000 shares of Common Stock, par value $.001. At December 31, 1997, there were 61,402,347 shares of Common Stock outstanding. Each holder of Common Stock is entitled to one vote per share in the election of directors and on all matters submitted to a vote of stockholders. Subject to the rights and preferences of redeemable preferred stock, if any, each share of Common Stock is entitled to receive dividends as may be declared by the Board of Directors out of funds legally available and to share ratably in all assets available for distribution to stockholders upon dissolution or liquidation. No holder of Common Stock has any preemptive right to subscribe for any securities of the Company. No shares of preferred stock were outstanding at December 31, 1997 and 1996.

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

        The Board of Directors has a policy of quarterly dividends on the Common Stock of the Company. Future dividends may be dependent on the ability of its subsidiaries to pay dividends to the Company. Covenants of ICR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At December 31, 1997, ICR exceeded its tangible net worth covenant by $32.0 million and CCPH exceeded its tangible net worth covenant by $29.6 million.

        See Note 15 for discussion of a restricted stock award in 1994.

        See Note 2 for discussion of Canadian National Tender offer.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



        The following table presents a reconciliation of the shares used in the calculations of basic and diluted income per share in accordance with SFAS No. 128:

                                  1997            1996            1995
                                  ----            ----            ----

Weighted average number
of common shares out-
standing - Basic shares       61,408,637     61,417,769       62,608,274

Plus:
Effect of shares issuable
under stock options              698,679        560,622          360,348
                            ------------    ------------    ------------

Equals: Dilutive potential
common shares                62,107,316      61,978,391       62,968,622


15.      Stock Based Compensation

         The Company grants stock options to employees and directors under the 1990 Long-Term Incentive Plan and has two employee stock purchase plans. The Company accounts for the stock option plans under APB Opinion 25 under which no compensation cost has been recognized.

         Long-Term Incentive Plan. Under the Company's 1990 Long-Term Incentive Plan (the "Long- Term Incentive Plan") 3,101,028 shares of Common Stock are reserved for issuance upon the exercise of incentive options that may be awarded by the Compensation Committee to directors and selected salaried employees of the Company and its affiliates under the Executive Compensation Plan and to certain other individuals who possess the potential to contribute to the future success of the Company. This amount includes 300,000 shares added following the approval of Incentive 2000 for Outside Directors at the 1996 Annual Meeting of Stockholders. The Compensation Committee also has the authority under the Long-Term Incentive Plan to award stock appreciation rights, restricted stock and restricted stock units, dividend equivalents and other stock-based awards, and to determine the consideration to be paid by the participant for any awards, any limits on transfer of awards, and, within certain limits, other terms of awards. In the case of options (other than options granted to directors who are not full-time employees of the Company ("Outside Directors"), as described below) granted under the Long-Term Incentive Plan, the Compensation Committee has the power to determine the exercise price of the option (which cannot be less than 50% of the fair market value on the date of grant of the shares subject to the option), the term of the option, the time and method of exercise and whether the options are intended to qualify as "incentive stock options" pursuant to Section 422A of the Internal Revenue Code. Under the Executive Compensation Plan the grant price is limited to fair market value. The
Compensation Committee awarded stock options to employees under the Long-Term Incentive Plan for the first time in 1993. Awards, all at the closing market price on date of grant, vest ratably over four years and expire 10 years from date of grant.

         Outside Directors also participate in the Long-Term Incentive Plan. On the date of each Annual Meeting, each Outside Director who serves immediately prior to such date and who will continue to serve after such date (whether as a result of such director's re-election or by reason of the continuation of such director's term) is granted an option to purchase 2,250 shares of Common Stock. Options granted to Outside Directors entitle such persons to purchase Common Stock at the fair market value of such Common Stock on the date the option was granted. Options held by Outside Directors expire 10 years from the date of grant, or, if earlier, one year following termination of service as a director for any reason other than death or disability. Such options become exercisable in full six months after their date of grant. Options for 37,500 shares granted in connection with the Incentive 2000 Plan are exercisable after December 31, 1999, if the Company's stock price is at least $43.000 for twenty consecutive days from January 1, 2000 until April 30, 2001.

         The Committee awarded 22,500 shares of restricted stock to an eligible employee of ICR in 1994. No cash payments are required by the employee. Shares awarded may not be sold, transferred, or used as collateral until the shares become free of the restrictions. Restrictions lapse over a four-year period. All shares still subject to restrictions will be forfeited and returned to the plan if the employee's relationship with ICR is terminated. No shares were forfeited in 1997 or 1996. A total of 4,125 shares were forfeited in 1995. If the employee becomes disabled, or dies, or a change in control occurs during the vesting period, the restrictions lapse at that time. In connection with early retirements, 43 and 7,632 shares vested in 1996 and 1995, respectively. The compensation expense resulting from the award of restricted stock is valued at the closing market price of the Company's Common Stock on the date of the award, recorded as a reduction of Stockholders' Equity, and charged to expense evenly over the vesting period. Compensation expense was $.2 million, $.8 million and $1.1 million in 1997, 1996 and 1995, respectively.

         Stock Purchase Programs. The Company has two stock purchase programs. The basic program is open to all employees and permits employees to acquire Company common stock via payroll deductions. The other plan is the Discounted Stock Purchase Plan ("Discounted Plan"). A total of 1.2 million shares are registered for both plans. All purchases are made by the trustee in the open market and no purchases are made directly from the Company. Only management employees are eligible to participate in the Discounted Plan which provides for the investment of up to 15% of an eligible employee's salary in the common stock of the Company at a 15% discount. A participant must continue employment with the Company or its subsidiaries for two years to retain the 15% discount, and, during that period, the shares will be held by the plan's administrator. If the employee withdraws shares or directs the sale of shares within two years, the discount must be repaid in cash or relinquished shares. No such repayment is required in the event of death, retirement, disability or change of control of the Company. Costs associated with these programs have been immaterial to date.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following table summarizes changes in shares under options, after giving effect to the 3- for-2 stock split declared in January 1996:

                                              Weighted                 Weighted
                                              Average Fair              Average
                                              Value On     Exercisable  Exercise
                       Options     Price      Grant Date   At Year End  Price

Outstanding 12-31-94  1,063,500   $16.822                   478,500     $14.417
                                                            =======     =======
Granted                 535,274    23.158    $  9.105
                                                ========
Exercised (a)            (4,500)   16.834
Forfeited (a)           (11,250)   20.833
                       ---------
Outstanding 12-31-95  1,583,024    18.936                   812,381     $17.007
                                                            =======     =======
Granted                 848,250    29.803    $  8.247
                                                ========
Exercised (b)           (13,125)   22.367
Forfeited (c)            (3,375)   22.389
                     -----------
Outstanding 12-31-96  2,414,774    22.730                 1,269,355     $18.873
                                                          =========     =======
Granted                 494,050    34.148     $12.900
                                              =======
Exercised (d)          (325,122)   16.675
Forfeited               (19,200)   24.713
                     -----------   ------
Outstanding 12-31-97  2,564,502                           1,527,872     $21.593
                      =========                           =========     =======


(a)      Pre-1995 option awards
(b)      Includes 7,875 pre-1995 option awards
(c)      Includes 1,125 pre-1995 option awards
(d)      Includes 277,498 pre-1995 option awards

         The last date exercisable for options granted to Outside Directors is May 7, 2007, and March 13, 2007, for those granted to employees.

         Had the Company adopted the compensation cost recognition methods outlined in FASB Statement No. 123 "Accounting for Stock-Based Compensation " ("SFAS 123"), the Company's 1997, 1996 and 1995 net income and earnings per share diluted would have been as follows - on a pro forma basis - ($ in millions, except share data):

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                1997            1996               1995
                                ----            ----               ----
      Pro Forma            As        Pro     As       Pro                Pro
      Unaudited          Reported   Forma  Reported  Forma     Actual    Forma
      ---------            -----    -----   ------   ------    ------    -----

Income before extra-
 ordinary item             150.2   $147.6   $136.6   $135.0    $129.8    $129.3
Net income                 150.2   $147.6   $136.6   $135.0    $118.4    $117.9
EPS before extraordinary
 item - diluted            $2.42   $2 .39   $ 2.20   $ 2.17    $ 2.06    $ 2.06
EPS - net income - diluted $2.42   $2 .39   $ 2.20   $ 2.17    $ 1.88    $ 1.88

       Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       Of the options outstanding at December 31, 1997, 1,527,872 have exercise prices between $5.333 and $34.750, with a weighted average exercise price of $21.593, a weighted average remaining contractual life of 8 years and all are exercisable. The remaining 1,036,030 options, that are not exercisable, have exercise prices between $23.167 and $37.875 with a weighted average price of $31.709 and a weighted average remaining contractual life of 8 years.

       The fair value of each  option is  estimated  on the grant date using the
Black Scholes   option  pricing  models  with  the  following   weighted-average
assumptions:

                            1997                1996              1995
                            ----                ----              ----

Risk-free interest rate(s) 6.7%              6.7% and 7.0%   7.2% and 7.3%
Dividend yields            2.7% and 2.6%     3.2% and 2.7%   2.9% and 3.0%
Days to expiration         3652              3652            3652
Volatility                 30.18% and 30.01% 31.4%           33.1% and 32.9%

16.      Contingencies, Commitments and Concentration of Risks

         The Company has unconditionally guaranteed IC Financial's $1.8 million obligations via a pledge of stock of a subsidiary of IC Financial.

         The Company is self-insured for the first $5 million of each loss. The Company carries $245 million of liability insurance per occurrence, subject to an annual cap of $385 million in the aggregate for all losses. This coverage is considered by the Company's management to be adequate in light of the Company's safety record and claims experience.

         The Company has guaranteed repayment of certain indebtedness of a jointly owned company aggregating $7.8 million. The Company's share of the guarantee is $1.0 million; the remainder is the obligation of other unrelated owner companies.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         ICR is one of several defendants in a New Orleans class action in which a jury has returned a verdict against the ICR for $125 million in punitive damages as a result of a tank car fire. The Louisiana Supreme Court has vacated the judgment and remanded the case to the trial court for further proceedings.
The Company believes the verdict has no basis and intends to continue to challenge it vigorously. While the final outcome of this proceeding cannot be determined, in the opinion of management, based on present information, the ultimate resolution of this case will not have a material adverse effect on ICR's financial position, results of operations, cash flow or liquidity.

         There are other various regulatory proceedings, claims and litigation pending against the Company. While the ultimate amount of liability that may result cannot be determined, in the opinion of the Company's management, based on present information, adequate provisions for liabilities have been recorded.

         Environmental Contingencies. The Company is aware of approximately 23 contaminated sites at which it is probably liable for some portion of any required clean up. Of these, 15 involve contamination primarily by diesel fuel which can be remediated without material cost. Five sites are expected to require more than $1 million in clean-up costs. At three of these sites other parties are expected to contribute the majority of the remediation costs incurred.

         For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At December 31, 1997, the Company estimated the probable range of its liability to be $9.9 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $9.9 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

         The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades-old railroad housekeeping practices were not always consistent with contemporary standards. Historically the Company leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



17.      Disclosures about Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and Temporary Cash Investments. The carrying amount approximates fair value because of the short maturity of those instruments. Investments in U.S. corporate demand notes of $30.1 million and $52.8 million included in cash and temporary cash investments as of December 31, 1997 and 1996, respectively, have been classified and accounted for as held to maturity securities.

         Investments. The Company has investments of $5.2 million in 1997 and $11.7 million in 1996 for which there are no quoted market prices. These investments are in joint railroad facilities, railroad terminal associations, switching railroads and other transportation companies. For these investments, the carrying amount is a reasonable estimate of fair value. The Company's remaining investments ($6.9 million in 1997 and $5.8 million in 1996) are accounted for by the equity method.

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

         The estimated fair values of the Company's financial instruments are as follows ($ in millions):

                                                   December 31,
                                         1997                       1996
                                     -----------------     -----------------

                                     Carrying    Fair       Carrying      Fair
                                      Amount     Value       Amount       Value

Cash and temporary cash investments $  34.1    $  34.1    $   59.2    $    59.2
Investments...........................  5.2        5.2        11.7         11.7
Fuel Hedge..........................      -        (.5)          -           .1
Debt................................ (596.7)    (626.0)     (640.0)      (634.2)

18.        Acquisition of CCP Holdings, Inc.

           On June 12, 1996, ICR used proceeds it received from the issuance of Commercial Paper (average interest rate 5.52% and average maturity 30 days) to pay a $50.0 million dividend to the Company and to loan $59.9 million (5.625% per annum) to the Company. The Company used the $109.9 million and its bank credit lines to acquire CCPH. The transaction closed June 13, 1996,

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


following the effective date of the approval order issued by the STB. The purchase price was $147.1 million in cash and the assumption of approximately $2.5 million in debt and approximately $17.3 million of capitalized lease obligations existing on acquisition date. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase cost to CCPH's assets and liabilities as of June 13, 1996.

           A summary of the CCPH assets acquired and liabilities assumed at June 13, 1996, after reflecting the final purchase accounting allocations, is set forth below ($ in millions):

Cash and Cash Equivalents $   4.9    Accounts Payable                   $(16.8)
Accounts Receivable          14.5    Other Current Liabilities           (12.2)
Other Current Assets         11.2    Long-Term Debt                      (21.3)
Properties                  264.6    Deferred Income Taxes               (84.6)
                                     Other Liabilities and Reserves      (13.3)

           The following unaudited pro-forma results of the Company are presented to reflect the Company's results of operations for the years ended December 31, 1996 and 1995, as if CCPH had been acquired on January 1, 1996, and January 1, 1995, respectively ($ in millions, except share data):

                                          Years Ended December 31,
                                          1996                 1995
                                                 (Unaudited)

Revenues                                 $697.3                $719.8
Operating income                          255.5                 251.5
                                        -------               -------
Income before extraordinary item          143.2                 135.5
                                        -------               -------
Net income                                143.2                 124.1
                                        =======               =======

Basic income per share:
 - Before extraordinary item             $  2.33                $ 2.16
 - Net income                            $  2.33                $ 1.98

Diluted income per share:
- Before extraordinary item               $ 2.31                $ 2.15
- Net income                              $ 2.31                $ 1.97

         19. Selected Quarterly Financial Data - (Unaudited) ($ in millions, except share data):

                                   First     Second       Third      Fourth
1997                              Quarter    Quarter     Quarter    Quarter
----                              -------    -------     -------    -------

Revenues.......................    $172.1     $165.6      $173.6     $188.5
Operating income...............      64.5       63.2        62.0       74.2
Net income.....................      33.9       35.0        34.6       46.7

Basic income per share.........  $    .55     $  .57      $  .56     $  .76
                                 ========     ======      =======    =======
Diluted income per share.......  $    .55     $  .56      $  .56     $  .75
                                 ========     ======      =======    =======

1996

Revenues.......................    $162.6     $153.4      $167.9     $173.6
Operating income...............      60.3       56.4        61.5       63.0
Net income.....................      33.1       31.4        32.1       40.0

Basic income share        .....  $    .54     $  .51      $  .52     $  .65
                                 ========     ======      =======    =======
Diluted income per share.......  $    .53     $  .51      $  .52     $  .65
                                 ========     ======      =======    =======

1995

Revenues.......................    $167.9     $156.6      $161.3     $159.5
Operating income...............      62.5       55.9        53.1       59.0
Income before extraordinary
 item, net.....................      34.3       29.6        29.2       36.7
Net income.....................      34.3       18.2        29.2       36.7

Basic income per share:
Before extraordinary item......   $   .54      $ .47      $  .47     $  .60
Extraordinary item.............         -       (.18)          -          -
                                ---------      ------     -------    -------
Basic income per share.........   $   .54      $ .29      $  .47     $  .60
                                  =======      ======     =======    =======

Diluted income per share:
Before extraordinary item......   $   .54      $ .47      $  .47     $  .59
Extraordinary item.............         -       (.18)          -          -
                                ---------      -------    -------    --------
Diluted income per share.......   $   .54      $ .29      $  .47     $   .59
                                  =======      =======    =======    =======

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

                       SUBMITTED IN RESPONSE TO ITEM 14(a)

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES



                                    I N D E X

                                       T O
                          FINANCIAL STATEMENT SCHEDULES
                       SUBMITTED IN RESPONSE TO ITEM 14(a)




Schedules for the three years ended December 31, 1997:

          I-Condensed financial information.............................F-30
         II-Valuation and qualifying accounts...........................F-33

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

                                                      Years Ended December 31,
                                                     1997       1996       1995
      Operating expenses.......................  $    0.4   $    0.3   $    0.7
      Operating (loss).............................  (0.4)      (0.3)      (0.7)

      Other income (expense), net..................  (0.6)      (1.9)      (2.8)
      Interest income (expense), net...............  (9.7)      (3.2)      (0.5)
      (Loss) before taxes and earnings
          of subsidiaries.......................... (10.7)      (5.4)      (4.0)
      Earnings of subsidiaries..................... 153.6      137.7      120.9
      Provision (benefit) for income taxes.........  (7.3)      (4.3)      (1.5)

      Net income...............................  $  150.2   $  136.6   $  118.4
      Income per share-Basic...................  $   2.45   $   2.22   $   1.89

      Weighted average number of shares of
          common stock (thousands)...............61,408.6   61,417,8   62,608.3

      Income per share-Diluted.................  $   2.42   $   2.20   $   1.88

      Weighted average number of shares of
          common stock and dilutive
          potential common shares (thousands).....62,107.3  61,978.4   62,968.6


The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                          ILLINOIS CENTRAL CORPORATION
                              AND SUBSIDIARIES


                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                Illinois Central
                          Corporation--Parent Company
                    Condensed Balance Sheets
                                ($ in millions)

                                                              December 31,
                                                         1997         1996
                        ASSETS
   Current assets:
      Cash and temporary cash investments..........  $    0.3     $    0.9
      Receivables......................................  12.1         49.1
      Other current assets.............................   0.9          0.5
         Total current assets..........................  13.3         50.5

   Investments in subsidiaries......................... 719.5        627.8

   Loan to affiliate...................................  89.1         17.1

   Deferred income taxes...............................   0.2          1.4

   Other assets........................................   1.0          0.2
         Total assets..............................  $  823.1     $  697.0
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable.............................  $    5.8     $   56.8
      Dividends payable................................  14.1         14.1
         Total current liabilities.....................  19.9         70.9

   Intercompany debt................................... 156.3         67.0

   Other liabilities and reserves......................   4.1          3.6

   Contingencies and commitments

   Stockholders' equity:
      Common stock, par value $.001 authorized 100,000,000 shares,
         64,622,956 shares issued and 61,402,347 shares   0.1          0.1
      Additional paid-in capital....................... 172.7        167.1
      Retained income..............................     547.4        453.8
      Treasury stock (3,220,609 shares)............     (77.4)       (65.5)
         Total stockholders' equity.................... 642.8        555.5

         Total liabilities and stockholders' equity  $  823.1     $  697.0

The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                          ILLINOIS CENTRAL CORPORATION
                              AND SUBSIDIARIES


                 SCHEDULE I -- CONDENSED FINANCIAL INFORMATION
                                Illinois Central
                          Corporation--Parent Company
                       Condensed Statements of Cash Flows
                                 ($ in millions)


                                                      Years Ended December 31,
                                                    1997       1996       1995
   Cash flows from operating activities:
      Net income...............................  $  150.2   $  136.6   $  118.4
      Reconciliation of net income to net cash
         provided by (used for) operating activities:
         Deferred income taxes.....................   1.2       (0.9)      (1.5)
         Earnings of subsidiaries..................(153.6)    (137.7)    (120.9)
         Cash changes in working capital:
            Receivables............................  37.0      (42.6)      (4.1)
            Other current assets...................  (0.4)      (0.5)       0.1
            Accounts payable....................... (51.0)      40.0        7.9
            Income taxes payable...................   -          -         (0.4)
         Changes in other assets...................  (0.8)       0.1        0.1
         Changes in other liabilities and reserves.   0.5        2.3        2.2
            Net cash provided by (used for)
            operating activities                    (16.9)      (2.7)       1.8

   Cash flows from investing activities:
      Acquisitions ................................   -       (152.9)       -
      Loan to subsidiaries......................... (72.0)       -        (17.1)
      Loan from subsidiaries.......................  89.3       67.0        -
      Capital contribution to subsidiaries.........  (0.8)      (6.2)      (0.4)
      Dividends received from subsidiaries.........  62.9      143.9      107.7
            Net cash provided by investing
            activities                               79.4       51.8       90.2

   Cash flows from financing activities:
      Proceeds from the issuance of debt...........   -         40.0        -
      Principal payments on debt...................   -        (40.0)       -
      Dividends paid............................... (56.6)     (48.7)     (41.9)
      Stock repurchases............................ (11.9)      (1.0)     (59.8)
      Proceeds from exercise of stock options and
      warrants                                        5.4        0.2        -
            Net cash (used for) financing activities(63.1)     (49.5)    (101.7)

   Changes in cash and temporary cash investments..  (0.6)      (0.4)      (9.7)
   Cash and temporary cash investments at beginning
      of period....................................   0.9        1.3       11.0
   Cash and temporary cash investments at end of
      period...................................  $    0.3   $    0.9   $    1.3

   Supplemental disclosure of cash flow information:

      Cash paid during the year for:
         Interest (net of amount capitalized)..  $    -     $    -     $    -
         Income taxes..........................  $    -     $    -     $    -




The Notes to Consolidated Financial Statements beginning on page F-6 are an integral part of this schedule.

                          ILLINOIS CENTRAL CORPORATION
                           AND SUBSIDIARIES

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 ($ IN MILLIONS)

 Year Ended December 31, 1997
                                   Balance At  Additions   Payments    Balance
                                   Beginning   Charged      And        At End
        Classification             Of Year     To Expense  (Charges)   Of Year
 Accrued redundancy reserve...  $  30.8     $   1.1     $   3.4     $  28.5
 Casualty and other reserves...... 45.0         7.7        13.2        39.5
 Environmental.................... 17.2         2.4         9.7         9.9
 Bad debt reserve.................  1.3         1.9         2.0         1.2
 Taxes............................  1.5         -           -           1.5
       Total..................  $  95.8     $  13.1     $  28.3     $  80.6


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

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                           Sequential
  No.                      Descriptions                            Page No.



 2.1 Stock Purchase Agreement dated as of January 17, 1996 among Illinois Central Corporation, CCP Holdings, Inc., Donald R. Wood, Jr. and Lyle D. Reed, and the Ann L. and Walter A. Drexel Revocable Trust and Reed Charitable Remainder Unitrust and R. Kevin Trout, John
          A. Adair and Gregory L. Amys. (Incorporated by reference to Exhibit 2 to the current report on Form 8-K dated as of May 15, 1996 for the Illinois Central Corporation. (SEC File No. 1-10720))

 2.2 Agreement and Plan of Merger dated as of February 10, 1998 among Canadian National Railway Company and Illinois Central Corporation, (Incorporated by reference to Exhibit 2.2 to the current report on Form 14D-9 dated as of February 13, 1998 and as amended February 23, 1998 and March 6, 1998 for the Illinois Central Corporation. (SEC File No. 5-41121))

 3.1 Articles of Incorporation of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33- 29269))

 3.2 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of Illinois Central Railroad Company on Form S-1 dated as of September 26, 1989. (SEC File No. 33-29269))

 3.3 Restated Articles of Incorporation of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Illinois Central Corporation on Form 8-K dated July 29, 1994. (SEC File No. 1-10720))



  * Used herein to identify management contracts or compensation plans or arrangements as required by Item 14 of Form 10-K.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit                                                           Sequential
  No.                             Descriptions                     Page No.


 3.4 By-Laws of Illinois Central Corporation, as amended. (Incorporated by reference to Exhibit 3.4 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1 dated as of August 21, 1990. (SEC File Nos. 33-36321 and 33-36321-01))

 3.5 Certificate of Retirement of Illinois Central Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement of Illinois Central Corporation and Illinois Central Railroad Company on Form S-1, as amended dated as of August 21, 1990. (SEC File No. 33-40696 and Post-Effective Amendments to Registration Statement Nos. 33-36321 and 33- 36321-01))

 3.6 Certificate of Elimination of Illinois Central Corporation. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three months ended September 30, 1991. (SEC File No. 1-10720))

 3.7 By-Laws of Illinois Central Railroad Company, as amended. (Incorporated by reference to Exhibit 3 to the Quarterly Report of the Illinois Central Railroad Company on Form 10-Q for the three months ended June 30, 1997. (SEC File No. 1-7092))

 4.2      Restated  Articles of Incorporation of Illinois Central
          Corporation (included in Exhibit 3.3)

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

 10.13* Form of the Illinois Central Railroad Company Executive Performance Compensation Program (Incorporated by reference to Exhibit 10.1 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1- 7092))

 10.14* Form of the Illinois Central Railroad Company Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.2 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092))

 10.15* Form of the Illinois Central Railroad Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092))

 10.16* Form of Illinois Central Railroad Company Performance Compensation Program (Incorporated by reference to Exhibit 10.4 to the report on Form 8-K of the Illinois Central Railroad Company dated as of July 29, 1994. (SEC File No. 1-7092)

 10.17* Illinois Central Corporation Management Employee Discounted Stock Purchase Plan. (Incorporated by reference to Exhibit 10.7 to the report of Form 10-K of Illinois Central Corporation for the year ended December 31, 1995. (SEC File No. 1-10720)

 10.18 Form of Illinois Central Railroad Company Union Employees' Savings Plan. (Incorporated by reference to Registration Statement of Illinois Central Corporation on Form S-8 dated as of July 18, 1995. (SEC File No. 33-61095))

 10.19 Form of Illinois Central Corporation Directors Incentive 2000 Option Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, for the Illinois Central Corporation filed on May 10, 1996. (SEC File No. 1-10720))

                   ILLINOIS CENTRAL CORPORATION
                         AND SUBSIDIARIES
                          EXHIBIT INDEX

    Exhibit                                                           Sequential
        No.               Descriptions                                 Page No.


 10.20* Form of Illinois Central Railroad Company Incentive 2000 Plan (Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, for the Illinois Central Railroad Company filed on May 10, 1996. (SEC File No. 1-7092))

 10.21 Form of Illinois Central Corporation Directors Deferred Compensation Plan, as amended and restated effective May 1, 1997. (Incorporated by reference to Exhibit 10 to the Quarterly Report of the Illinois Central Corporation on Form 10-Q for the three months ended June 30, 1997. (SEC File No. 1-10720))

 10.22    Form  of   Illinois   Central   Corporation   Directors
          Retirement Plan adopted effective as of January 1, 1994. (A)

 11       Computation  of Income Per Common  Share  (Included  at
          E-13)

 21       Subsidiaries of Registrant (Included at E-14)

 23       Consent of Arthur Andersen LLP (A)

 27       Financial Data Schedule (A)

 99       Provisions of the Private Securities  Litigation Reform
          Act of 1995


  (A) Included herein but not reproduced.

                                                                      Exhibit 11



                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                     COMPUTATION OF INCOME PER COMMON SHARE
                       ($ in millions, except share data)


                                             Years Ended December 31,
                                          1997          1996          1995
Income before extraordinary item      $    150.2    $    136.6    $    129.8

Extraordinary item, net                      -             -           (11.4)

Net income                            $    150.2    $    136.6    $    118.4

Calculation of average number of shares outstanding (1):
Basic:
Weighted average number of common shares
   outstanding                        61,408,637    61,417,769    62,608,274



Diluted:
Weighted average number of common
   shares outstanding                 61,408,637    61,417,769    62,608,274

Effect of shares issuable under stock
 options(2)                              698,679       560,622       360,348
                                      62,107,316    61,978,391    62,968,622

Income per common share:
Basic:
Before extraordinary item             $     2.45    $     2.22    $     2.07

Extraordinary item, net                      -             -           (0.18)

Net income                            $     2.45    $     2.22    $     1.89

Diluted:
Before extraordinary item             $     2.42    $     2.20    $     2.06

Extraordinary item, net                      -            -            (0.18)

Net income                            $     2.42    $     2.20    $     1.88

(1) Shares restated to reflect the 3-for-2 stock split declared in January 1996 as if it took place at the earliest period shown.
(2) The dilutive effect of outstanding stock options are calculated under the treasury stock method using the average price of Common Stock.

                                                                     Exhibit 21


                          ILLINOIS CENTRAL CORPORATION
                         Subsidiaries of the Registrant
                             as of December 31, 1997

Name                                                   Place of Incorporation

Subsidiaries included in the financial statements, which are 100% owned:

Illinois Central Railroad Company                                  Illinois
IC Financial Services Corporation                                  Delaware
CCP Holdings, Inc.                                                 Delaware

Subsidiaries that are 100% owned by Illinois Central Railroad Company:

Kensington and Eastern Railroad Company                            Illinois
Mississippi Valley Corporation                                     Delaware
Waterloo Railroad Company                                          Delaware

Subsidiaries that are 100% owned by IC Financial Services Corporation:

IC Leasing Corporation I                                           Nevada
IC Leasing Corporation II                                          Nevada
IC Leasing Corporation III                                         Nevada
IC Terminal Holdings Company                                       Delaware

Subsidiaries that are 100% owned by IC Terminal Holdings Company:

IC RailMarine Terminal Company                                     Delaware
IC Omnimodal Terminal Company of Delaware                          Delaware
IC Omnimodal Terminal Company                                      Louisiana
NPC, Inc.                                                          Louisiana

Subsidiaries that are 100% owned by CCP Holdings, Inc.:

Chicago Central & Pacific Railroad Company                         Delaware
Cedar River Railroad Company                                       Iowa
Iron Horse Properties, Inc.                                        Delaware
Missouri River Bridge Company                                      Delaware