Form 10-K/A
period 1997-12-31
ILLINOIS CENTRAL CORP
filed 1998-04-23
CIK 859119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         This Annual Report on Form 10-K is being amended to reflect a revised dating of the Report of Independent Public Accountants and to provide a currently dated Consent of Independent Public Accountants.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ILLINOIS CENTRAL CORPORATION
                                                       Registrant


Date: April 23, 1998                       By: /s/      John V.  Mulvaney

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


                                                   ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 1998
(except with respect
to the matter discussed
in  Note 2, as to which
the date is March 13, 1998)
                                       F-1

                                                                  Exhibit 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

ILLINOIS CENTRAL CORPORATION

         As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 19, 1998 (except with respect to the matter discussed in Note 2, as to which the date is March 13,
1998) included in the Company's Annual Report on Form 10-K /A for the year ended December 31, 1997, into Illinois Central Corporation's previously filed Form S-8 Registration Statements File Nos. 33-41052, 33-51924, 33-54709, 33-57757 and
33-61095.








                                                         ARTHUR ANDERSEN LLP





Chicago, Illinois
April 23, 1998