Form 10-Q
period 1998-03-31
ILLINOIS CENTRAL CORP
filed 1998-05-04
CIK 859119

SECURITIES AND EXCHANGE COMMISSON
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

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

                     YES   X                               NO

 As of March 31, 1998, 61,926,470 common shares were outstanding.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
                                    FORM 10-Q

                          Quarter Ended March 31, 1998



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

Exhibit Index                                                        E-1

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Income
                       ($ in millions, except share data)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                              1998            1997
  Revenues                                $   181.6         $  172.1

  Operating expenses:
    Labor and fringe benefits                  51.8             48.3
    Leases and car hire                        10.6             10.2
    Diesel fuel                                 8.8             11.1
    Materials and supplies                     10.1              9.2
    Depreciation and amortization              11.4             11.2
    Casualty, insurance and losses              2.9              4.6
    Other taxes                                 5.9              6.0
    Other                                      12.1              7.0
    Special charge                             36.5                -
  Operating expenses                          150.1            107.6

  Operating income                             31.5             64.5

  Other income (expense), net                   1.2              0.1
  Interest expense, net                       (10.0)           (10.4)

  Income before income taxes                   22.7             54.2
  Provision for income taxes                    9.5             20.3

  Net income                              $    13.2           $ 33.9

  Basic income per share                  $    0.21           $ 0.55

  Weighted average number of shares of
  common stock                            61,526,611      61,406,940

  Diluted income per share                $    0.21           $ 0.55

  Weighted average number of shares
    of common stock and dilutive potential
    common shares                          62,076,420     62,207,817


The following notes are an integral part of the consolidated financial statements.

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                ($ in millions)
                                  (Unaudited)


         ASSETS                            March 31, 1998     December 31, 1997
  Current assets:
  Cash and temporary cash investments         $   22.4          $      34.1
  Receivables, net of allowance for
    doubtful accounts of $1.4 in 1998
    and $1.2 in 1997                             169.9                122.7
   Materials and supplies, at average cost        16.5                 15.4
   Assets held for disposition                     1.6                  1.3
   Deferred income taxes - current                18.3                 18.3
   Other current assets                            8.5                  7.4
   Total current assets                          237.2                199.2

  Investments                                     12.2                 12.1

  Properties:
     Transportation:
  Road and structures, including land          1,555.5              1,526.4
  Equipment                                      272.8                270.8
  Other, principally land                         41.3                 41.3
  Total properties                             1,869.6              1,838.5
  Accumulated depreciation                       (72.0)               (69.7)
    Net properties                             1,797.6              1,768.8

  Other assets                                    30.3                 29.3
   Total assets                              $ 2,077.3         $    2,009.4


                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term deb      $   24.7         $       24.5
     Accounts payable                             58.2                 65.5
     Dividends payable                               -                 14.1
     Income taxes payable                          1.3                    -
     Casualty and freight claims                  13.0                 13.0
     Employee compensation and vacations          34.2                 21.5
     Taxes other than income taxes                13.9                 19.1
     Accrued redundancy reserve                    3.8                  3.9
     Other accrued expenses                      106.4                 93.5
        Total current liabilities                255.5                255.1

  Long-term debt                                 624.9                572.2
  Deferred income taxes                          414.1                409.2
  Other liabilities and reserves                 129.6                130.1

  Contingencies and commitments

  Stockholders' equity:
     Common stock, par value $.001,
     authorized  100,000,000 shares,  65,147,079
     shares issued and 61,926,470 share
     outstanding                                   0.1                  0.1
     Additional paid-in capital                  183.9                172.7
     Retained income                             546.6                547.4
     Treasury stock (3,220,609 shares)           (77.4)               (77.4)
         Total stockholders' equity              653.2                642.8
         Total liabilities and stockholders'
          equity                             $ 2,077.3          $   2,009.4


The following notes are an integral part of the consolidated financial statements.

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 ($ in millions)
                                   (Unaudited)


                                                     Three Months Ended
                                                     1998         1997
Cash flows from operating activities :
   Net income                                       $  13.2       $  33.9
   Reconciliation  of net income to net
   cash  provided  by (used for)  operating
    activities :
      Depreciation and amortization                    11.4          11.2
      Deferred income taxes                             4.9           8.4
      Equity in undistributed earnings
      of affiliates,
      net of dividends received                        (0.2)         (0.1)
      Net gains on sales of real estate                (0.5)          0.1
      Cash changes in working capital                 (35.3)         (9.7)
      Changes in other assets                          (1.0)         (0.5)
      Changes in other liabilities and reserves        (0.5)         (3.6)
      Net cash provided by (used for) operating
       act                                             (8.0)         39.7

Cash flows from investing activities :
   Additions to properties                            (41.9)        (25.5)
   Proceeds from real estate sales                      0.6           0.3
   Proceeds from equipment sales                        0.5           0.1
   Secured financing                                      -          32.6
   Other                                                1.4           0.4
 Net cash provided by (used for) investing
   activities                                         (39.4)          7.9

Cash flows from financing activities :

   Proceeds from issuance of debt                         -             -
   Principal payments on debt                          (1.5)        (11.3)
   Net change in commercial paper                      54.3         (20.0)
   Dividends paid                                     (28.3)        (14.1)
   Proceeds from exercise of stock options             11.2             -
   Stock repurchase program                               -          (0.3)
    Net cash provided by (used for) financing
     activities                                        35.7         (45.7)
Changes in cash and temporary cash investments        (11.7)          1.9
Cash and temporary cash investments at beginning
   of period                                           34.1          59.2
Cash and temporary cash investments at end          $  22.4       $  61.1

Supplemental  disclosure  of cash flow  information  :
 Cash paid during the year
   for:
   Interest (net of amount capitalized)             $  14.3       $  11.1
      Income taxes                                  $   3.2       $   0.4

The following notes are an integral part of the consolidated financial statements.

                          ILLINOIS CENTRAL CORPORATION
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.     Merger Agreement and Special Charge

         On February 10, 1998, the Company and Canadian National Railway Company ("CN") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Blackhawk Merger Sub, Inc. (the "Purchaser"), a wholly owned subsidiary of CN, commenced a tender offer (the "Offer") to purchase 46,051,761 of the outstanding shares of the Company's Common Stock (the "Shares") at a price of $39.00 per share. The Company's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated. Subject to satisfaction of customary conditions, the Purchaser will be merged with and into the Company (the "Merger") and each Share not purchased in the Offer will be converted into an amount of CN common stock equal to the fraction obtained by dividing (1) $39.00 by (2) the average closing price of the CN common stock (the "Average Closing Price") over the 20 day trading period ending two trading days prior to the effective time of the Merger; provided that if such Average Closing Price is less than $43.00, then the Average Closing Price will be deemed to be $43.00 and if such Average Closing Price is greater than $64.50, then the Average Closing Price will be deemed to be $64.50.

       The 46,051,761 shares purchased pursuant to the Offer, which closed March 13, 1998, were deposited in an independent, irrevocable voting trust while CN and the Company await review of the transaction by the STB.

         Neither the acquisition of the Company shares pursuant to the Offer nor the Merger will be subject to STB approval of the combination. Pursuant to the Merger Agreement, subject to consultations with the Company and after giving good faith consideration to the views of the Company, CN shall have final authority over the development, presentation and conduct of the STB case, including over decisions as to whether to agree to or acquiesce in conditions. The Company shall take no regulatory or legal action in connection with the STB without CN's consent. The STB could impose conditions or restrictions as it relates to CN's acquisition of control of the Company. If the STB does not approve CN's acquisition of control of the Company or CN deems any conditions imposed by the STB unacceptable, CN would have the obligation to sell all the Company common shares held by the voting trust.

       A Special Charge ("Special Charge") for $36.5 million was recorded in the first quarter of 1998 for costs associated with the CN Merger Agreement. The Special Charge includes $19.3 million for consulting, legal and accounting services and other fees and expenses and $17.2 million for costs relating primarily to payments under various compensation plans payable following the change in control. The largest amount included of this $17.2 million is approximately $11 million for payments under the Incentive 2000 Plan. A number of executive officers of the Company who are covered by Employment Security Agreements will be entitled to receive between two or three years of severance benefits if within two years after the change in control, their employment is terminated by the Company without cause or they resign with good reasons. The amount that may be paid under Employment Security Agreements, if any, is not determinable and has not been recorded in the Special Charge.

       The Employee Stock Purchase Plan and the Management Employee Discounted Stock Purchase Plan were terminated following the closing of the Offer.

2.     Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in the 1997 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

       In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for the full year.

 Income Per Share

       Basic income per share is based on the weighted average number of common stock outstanding and diluted income per share is based on the weighted average number of shares of common stock and dilutive potential common shares for the period.

3.     Common Stock and Dividends

       On February 20, 1998, the Board of Directors declared a quarterly dividend of $.23 per share to shareholders of record on March 6, 1998 which was paid March 25, 1998. Future dividends may be dependent on the ability of the Illinois Central Railroad Company ("ICR") and CCP Holdings, Inc. ("CCPH") to pay dividends to the Company. Covenants of ICR's Revolver and CCPH's Revolver require specified levels of tangible net worth. At March 31, 1998, ICR and CCPH exceeded their tangible net worth covenants by $17.1 million and $32.1 million, respectively.

4.     Receivable Sales Agreement

       On January 8, 1998, the Company terminated its revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution.

5.     Litigation

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

        On a consolidated basis, total revenues for 1998 increased from the prior year quarter by $9.5 million or 5.5% to $181.6 million.

        Most of the changes in revenue were attributable to four categories. Revenues from the transport of milled grain products and by-products were up $4 million (25%) reflecting overall strength in the domestic feed market plus strong exports of vegetable oil and soybean meal. Revenues from the transport of metals were up $4.5 million (71%) as a result of several factors, including: a customer's newly constructed steel melt- shop began taking inbound raw material late last year and shipping outbound steel in the first quarter; a customer's newly expanded plant increased production; plus some short-term spot moves of scrap and steel. Revenues from providing terminal and other rail services increased $4.6 million (46%), including the newly operational dry-bulk terminal in Convent, Louisiana. These gains were offset by a $6 million (22%) decrease in revenues from the transport of grain as very weak export demand continued and a milder winter in the north which benefitted the Mississippi River as an alternative mode of transportation.

        Operating expenses, excluding the Special Charge, increased $6.0 million or 5.6% to $113.6 million. Labor and fringe benefits reflected more normal levels of expense this year compared to last year which benefitted from the reduction of certain compensation related accruals. Materials and supplies was higher this year than last because more scheduled maintenance was performed in 1998 than was possible during 1997's harsher winter. Other expenses returned to more normal levels of expense contrasted with last year which benefitted from the recovery of prior period expenses.

        Operating income for 1998, excluding Special Charge, increased by $3.5 million or 5.4% to $68.0 million for the reasons cited above.

        Net interest expense of $10.0 million for 1998 decreased 3.8% compared to $10.4 million in 1997.

        Income tax expense, including the Special Charge, was higher primarily due to nondeductible expenses associated with the Special Charge.

Liquidity and Capital Resources

Operating Data ($ in millions):
                                        Three Months Ended March 31,

                                               1998          1997
                                               ----          ----
Cash flows provided by (used for):
         Operating activities................ $ (7.6)       $39.7
         Investing activities................  (39.8)         7.9
         Financing activities..............     35.7        (45.7)
                                               -----        ------
         Net change in cash and
           temporary cash investments         $(11.7)       $ 1.9
                                              =======       ======

     Cash used for operating activities in 1998 was primarily the termination of the receivable sales agreement and cash from operating activities in 1997 was primarily net income before depreciation and deferred taxes.

Investing Data ($ in millions):

Additions to property were as follows:
                                              Three Months Ended March 31,

                                               1998             1997
                                               ----             ----
         Communications and signals.....        $3.2          $ 4.2
         Equipment/rolling stock........         3.4              -
         Track and bridges..............        11.3           15.1
         Bulk transfer facility.........        22.8              -
         Other.........................          1.2            6.2
                                               -----          -----
          Total.........................       $41.9          $25.5
                                               =====          =====

      Property retirements and removals generated proceeds of $1.1 million and $.4 million in 1998 and 1997, respectively.

      The Company anticipates that capital expenditures for 1998 will be approximately $116 million. Replacement expenditures of $92 million will concentrate on track maintenance, bridges and freight car upgrades. Productivity and expansion expenditures will total $24 million. These expenditures are expected to be met from current operations or other available sources.

Financing Activities

      The Company has a $50 million 364-day floating-rate revolving loan agreement which expires in August 1998. At March 31, 1998, no amounts were drawn under this agreement. IC Financial leases equipment to ICR and has approximately $1.6 million in long-term borrowing agreements which were used to fund the acquisition of locomotive and freight car equipment during 1993 and 1991. IC Financial lease revenue and corresponding expense at ICR, which is eliminated in consolidation, was $3.4 million and $4.7 million for the first quarter of 1998 and 1997, respectively.

      In the first quarter of 1998 and 1997, the Company paid $28.3 million and $14.1 million, respectively, in cash dividends on its common stock.
Dividends from ICR were used to fund these payments.

      CCPH has a revolving credit agreement with its bank lending group for an unsecured $50 million revolving credit facility, (the "CCPH Revolver"). The CCPH Revolver has a $5 million sublimit for letters of credit and expires in 2001. The revolver can be used for general corporate purposes. Currently, the annual commitment fee is 25 basis points and borrowings are at the Eurodollar offered rate plus 62.5 basis points. The credit agreement contains various financial covenants including minimum consolidated tangible net worth, minimum interest coverage and maximum leverage ratio. At March 31, 1998, CCPH was in compliance and does not anticipate any difficulty in maintaining compliance with such covenants. At March 31, 1998, this facility was undrawn.

      ICR has a commercial paper program whereby a total of $200 million can be issued and outstanding at any one time. The program is supported by a $250 million Revolver with the ICR's lending group (see below). At March 31, 1998, $54.3 million was outstanding. The average interest rate on commercial paper for the quarter ended March 31, 1998, was 5.73% with a range of 5.71% to 5.81%. ICR's public debt is rated Baa2 by Moody's and BBB by S&P. ICR's debt is on credit watch negative as a result of the merger of the Company and Canadian National Railway.

      In 1994, ICR entered into a revolving agreement to sell undivided percentage interests in certain of its accounts receivable, with recourse, to a financial institution. This agreement was terminated on January 8, 1998. ICR serviced the accounts receivable sold under the agreement and retained the same exposure to credit loss as existed prior to the sale. Costs related to the agreement fluctuated with changes in prevailing interest rates. These costs, which are included in Other Income (Expense), Net, were $.2 and $.8 million for the quarters ended March 31, 1998 and 1997.

      ICR has a $250 million Revolver with its bank lending group, which expires in 2001. Fees and borrowing spreads are predicated on ICR's long-term credit ratings. Currently, the annual facility fee is 15 basis points and borrowings under this agreement are at Eurodollar offered rate plus 22.5 basis points. The Revolver is used primarily for backup for ICR's commercial paper program but can be used for general corporate purposes. The available amount is reduced by the outstanding amount of commercial paper borrowings and any letters of credit issued on behalf of ICR under the facility. No amounts have been drawn or letters of credit issued under the Revolver. At March 31, 1998, $195.7 million was available.

      Certain covenants of ICR's debt agreements and CCPH's Revolver require among others specific levels of tangible net worth but not a specific dividend restriction. At March 31, 1998, ICR and CCPH exceeded their tangible net worth covenants by $17.1 million and $32.1 million, respectively. Both ICR and CCPH were in compliance with all covenants at March 31, 1998, and do not contemplate any difficulty maintaining such compliance.

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

Year 2000 Conversion

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

      In October 1997, the Company entered into an agreement to replace approximately 40 percent of its non-Year 2000 compliant programs with new software and will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The Company began converting its remaining computer systems with internal resources earlier in 1997. The Company expects to spend approximately $8.5 million to $10.0 million from 1997 through 1999 to modify and replace its computer systems. Of the total project cost, approximately $3.0 million is attributable to the purchase of new software. The Company plans to complete conversion of non-Year 2000 compliant programs during 1998. However, user acceptance testing will continue into 1999. Installation of new software programs should be completed during the first quarter of 1999. The total cost of the project is being funded through operating cash flows. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount of spending to date was approximately $2.7 million.

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

Miscellaneous

      In April 1998, the Company announced a 15-year marketing alliance with CN and Kansas City Southern Railway Company. The alliance will offer shippers new competitive options in a rail freight transportation network linking key north-south continental freight markets. In addition, the marketing alliance will give shippers access to Mexico's largest rail system. Under terms of the marketing alliance, the companies will coordinate sales and marketing, operations, fleets, and information systems, but not for traffic movements where any two of them provide the only direct rail service.

      ICR has entered into various diesel fuel collar agreements designed to mitigate significant changes in fuel prices. As a result, approximately 50% of the Railroad's short-term diesel fuel requirements through June 1998 are protected against significant price changes.

Long-Term Equity Enhancement Program

      The Company paid its twenty-fifth consecutive quarterly cash dividend on March 25, 1998. Actual dividends are declared by the Board based on profitability, capital expenditure requirements, debt service and other factors, including the CN Merger Agreement.

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

      The Company is aware of approximately 23 contaminated sites at which it is probably liable for some portion of any required clean-up. Of these, 15 involve contamination primarily by diesel fuel which can be remediated without material cost. Five other sites are expected to require more than $1 million each in clean-up costs. At three of these sites other parties are expected to each contribute the majority of the costs incurred.

      For all known sites of environmental contamination where Company loss or liability is probable, the Company has recorded an estimated liability at the time when a reasonable estimate of remediation cost and Company liability can first be determined. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates of the Company`s potential financial exposure for environmental claims or incidents are necessarily imprecise because of the difficulty of determining in advance the nature and extent of contamination, the varying costs of alternative methods of remediation, the regulatory clean-up standards which will be applied, and the appropriate allocation of liability among multiple responsible parties. At March 31, 1998, the Company estimated the probable range of its liability to be $9.0 million to $45 million, and in accordance with the provisions of SFAS No. 5 had a reserve of $9.0 million for environmental contingencies. This amount is not reduced for potential insurance recoveries or third-party contributions.

      The risk of incurring environmental liability in connection with both past and current activities is inherent in railroad operations. Decades- old railroad housekeeping practices were not always consistent with contemporary standards, historically the Company leased substantial amounts of property to industrial tenants, and ICR continues to haul hazardous materials which are subject to occasional accidental release. Because the ultimate cost of known contaminated sites cannot be definitively established and because additional contaminated sites yet unknown may be discovered or future operations may result in accidental releases, no assurance can be given that the Company will not incur material environmental liabilities in the future. However, based on its assessments of the facts and circumstances now known, management believes that it has recorded adequate reserves for known liabilities and does not expect future environmental charges or expenditures, based on these known facts and circumstances, to have a material adverse effect on the Company`s financial position, results of operations, cash flow or liquidity.

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

      None

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





                                              ILLINOIS CENTRAL CORPORATION



                                              /s/ John V. Mulvaney
                                                  John V. Mulvaney
                                       Vice President & Chief Financial Officer




                                                     /s/ Douglas A. Koman
                                                         Douglas A. Koman
                                                          Controller










Date: May 04, 1998

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

                 ILLINOIS CENTRAL CORPORATION AND SUBSIDIARIES

                     COMPUTATION OF INCOME PER COMMON SHARE
                       ($ in millions, except share data)



                                                Three Months
                                             Ended March  31,
                                                1998    1997

Net income                               $     13.2  $     33.9

Calculation of average number of
shares outstanding:
Basic:
Weighted average number of common shares
   outstanding                           61,526,611   61,406,940

Diluted:
Weighted average number of common
shares outstanding                          549,809      800,877
Effect of shares issuable under stock
options                                     549,809      800,877
                                         62,076,420   62,207,817
Income per common share:
Basic:

Net income                               $     0.21   $     0.55

Diluted:

Net income                               $     0.21   $     0.55

(1) Such items are included in basic calculation. Additional shares represent difference between average price of common stock for the period and the end of the period price.